Form 10-K
period 1993-12-31
STONE & WEBSTER INC
filed 1994-02-25
CIK 94601

                               FORM 10 - K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended December 31, 1993

                                   OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from..........to..........

  Commission file number 1-1228

                     STONE & WEBSTER, INCORPORATED
      (Exact name of registrant as specified in its charter)

      Delaware                               13-5416910
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


    250 W. 34th Street, New York, N.Y.         10119
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code -
    (212) 290-7500

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 Name of each exchange on
                                               which registered

     Common Stock - $1 par                 New York Stock Exchange

                                           Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No_____.

Form 10-K 1993                      Stone & Webster, Incorporated

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

      $430,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of January 31, 1994.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common Stock: 14,977,850 shares as of January 31, 1994.

      The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

      Part                    Document

      III Proxy Statement in connection with the registrant's 1994 Annual Meeting of
                              Stockholders

Form 10-K 1993                      Stone & Webster, Incorporated

                                 PART I
Item 1.  Business.

            Registrant was incorporated as a Delaware corporation in 1929. Registrant, through its subsidiaries, is principally engaged in providing professional engineering, construction and consulting services. The Stone & Webster organization also owns cold storage warehousing facilities in Atlanta and Rockmart, Georgia; owns and operates the Stone & Webster office buildings in Boston, Massachusetts, Cherry Hill, New Jersey, and Houston, Texas; owns natural gas and oil production facilities in Texas, Louisiana and the Province of Alberta, Canada; explores for natural gas and oil in the United States and Canada; owns mineral interests in the United States and Canada; owns and operates natural gas gathering and transporting systems and compressor stations in the Southwest; and is developing for rental or sale a major corporate office and business center in Tampa, Florida. Services of the nature inherent in these businesses are provided to clients and customers.

            The information relating to the business segments of the registrant required by this Item is filed herewith under "Business Segment Information" of the Financial Information section included in Appendix A to this report. This information indicates the amounts of gross earnings from sales to unaffiliated customers, operating profit and identifiable assets attributable to the registrant's industry segments for the three years ended December 31, 1993.

      Engineering, Construction and Consulting Services

            Registrant, through its subsidiaries, provides complete engineering, design, construction and full environmental services for petrochemical, refining, power, industrial, governmental, transportation and civil works projects. It also constructs from plans developed by others, makes engineering reports and business examinations, undertakes consulting engineering work, and offers information management and computer systems expertise to clients. It also offers a full range of services in environmental engineering and sciences, including complete execution of environmental projects. It remains active in the nuclear power business, for utility and governmental clients, and continues to undertake a significant amount of modification and maintenance work on existing nuclear power plants. In addition, it offers advanced computer systems development services and products in the areas of plant scheduling, information systems, systems integration, computer-aided design, expert systems, and database management. It also develops projects in the power and other industries in which registrant or its subsidiaries may take an ownership position and for which other subsidiaries may provide engineering, construction, management and operation and maintenance services. Comprehensive management consulting and financial services are also furnished for business and industry,

Form 10-K 1993                      Stone & Webster, Incorporated

Item 1.  Business. (Cont'd.)

      Engineering, Construction and Consulting Services
         (Cont'd.)

      including public utility, transportation, pipeline, land development, banking, petroleum and manufacturing companies and government agencies, and appraisals are performed for industrial companies and utilities.

      Cold Storage Services

            Modern public cold storage warehousing, blast-freeze and other refrigeration and consolidation services are offered in the Atlanta, Georgia metropolitan area to food processors and others at three facilities with approximately 21.1 million cubic feet of freezer and controlled temperature storage space, including a facility in Rockmart, Georgia which has approximately 3.5 million cubic feet of freezer and controlled temperature storage space. Offices and processing areas are leased to customers. Comprehensive freezer services are offered to customers. The Rockmart site has sufficient land to allow for future expansion and to make additional space available to food processors. In addition, the facility features direct loading of product onto distribution trucks from railroad cars delivered on two railroad lines which serve the Rockmart plant.

      Other

            Building operating services are performed for office buildings at 245 Summer Street and 51 Sleeper Street, Boston, Massachusetts, and at 3 Executive Campus, Cherry Hill, New Jersey. These buildings are occupied by subsidiaries of registrant or held for rental to others. In addition, a new office building occupied by subsidiaries of registrant is located at 1430 Enclave Parkway, Houston, Texas. Building operating services are also performed at this location.

            Natural gas and oil production properties are owned and operated in Texas; exploration for and development of natural gas and oil properties are carried out in the United States and Canada; interest in a natural gas and oil lease offshore Texas is also owned; and working interests are held in natural gas and oil properties in Texas and in western Canada. Natural gas gathering and transporting systems are owned and operated in fee and in partnership with others, and related services are provided, in Texas, Louisiana and Oklahoma.

            Since the latter part of 1988, contract drilling operations which had been provided to oil and gas operators in the area around Victoria, Texas had been suspended due to unfavorable market conditions. During 1993, this operation was terminated and the drilling rigs were sold.

Form 10-K 1993                      Stone & Webster, Incorporated

Item 1.  Business. (Cont'd.)

      Other (Cont'd.)
            A large corporate office and business center is being developed in Tampa, Florida. Commercial, industrial and other properties are held for sale and for lease.

      Competition

            The principal business activities of registrant in the engineering, construction and consulting services segment are highly competitive, with competition from a large number of well-established concerns, some privately held and others publicly held. Inasmuch as registrant is primarily a service organization, it competes in its areas of interest by providing services of the highest quality. Registrant believes it occupies a strong competitive position but is unable to estimate with reasonable accuracy the number of its competitors and its competitive position in the engineering, construction and consulting services industry.

            The business activities of registrant in the cold storage services segment are performed in the Atlanta and northwestern areas of Georgia. Competition in this market area comes from a relatively small number of companies offering similar types of services. Registrant's subsidiary competes in this field by providing services of the highest quality, emphasizing responsiveness to the needs of its customers and to the end receiver of the customers' product. As part of that commitment, it provides modern data processing and communication equipment for its customers. Registrant believes it occupies a strong competitive position in this area.

      Backlog

            Backlog figures for the registrant's engineering, construction and consulting services segment are not considered to be indicative of any trend in these activities nor material for an understanding of its business. At any given date, the portion of engineering and construction work to be completed within one year can only be estimated subject to adjustments, which can in some instances be substantial, based on a number of factors, and the aggregate of such figures in relation to registrant's consolidated earnings would be misleading. Backlog figures in the cold storage industry are not necessarily meaningful because of the nature of the food processing, storage and distribution system which requires continual monitoring to preserve food quality.

Form 10-K 1993                      Stone & Webster, Incorporated

Item 1.  Business. (Cont'd.)

      Clients

            Although registrant's subsidiaries in the engineering, construction and consulting services segment have numerous clients and registrant historically has not had a continuing dependence on any single client, one or a few clients may contribute a substantial portion of the registrant's consolidated gross earnings in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of consecutive years. The registrant's business is not necessarily dependent upon sustaining, and the registrant does not necessarily expect to sustain, in future years the level of gross earnings contributed by a particular client in any given year or period of consecutive years. Historically the registrant has provided ongoing services to clients following completion of major projects for them. Once the registrant or one of its subsidiaries commences work on a particular project, it is unlikely that the client would terminate the involvement of the registrant or its subsidiary prior to completion of the project. Nonetheless, the registrant must obtain new engineering and construction projects, whether from existing clients or new clients, in order to generate gross earnings in future years as existing projects are completed. Consequently, the registrant does not consider the names of clients to be material to investors' understanding of the registrant's business taken as a whole. The engineering, construction and consulting services segment had one client who accounted for 17% of consolidated gross earnings in 1993 and no client who accounted for 10% or more of consolidated gross earnings in 1992 or 1991.

            The cold storage and related activities segment had no client who accounted for 10% or more of consolidated gross earnings in 1993, 1992, or 1991.

      Environmental Compliance

            Compliance by registrant and its subsidiaries with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had, and is expected to have, no material adverse effect upon the capital expenditures, earnings and competitive position of registrant and its subsidiaries.

            The engineering, construction and consulting services segment has benefitted from the extensive amount of environmental legislation and regulatory activity now in place because the effect of such regulations on the businesses of the segment's clients has increased the demand for environmental services

Form 10-K 1993                      Stone & Webster, Incorporated

Item 1.  Business.  (Cont'd.)

      Environmental Compliance (Cont'd.)

      provided by registrant's subsidiaries. This demand for such services to help clients in their own environmental compliance efforts is expected to continue.

      Employees

            The registrant and its subsidiaries had approximately 6,000 regular employees as of December 31, 1993. In addition, there are at times several thousand craft employees employed on projects by subsidiaries of registrant. The number of such employees varies in relation to the number and size of the projects actually undertaken at any particular time.

Form 10-K 1993                      Stone & Webster, Incorporated

Item 1.  Business.  (Cont'd.)

             Executive and Other Officers of the Registrant.

Name                   Age     Position Held             Held Since

William F. Allen, Jr.  74      Chairman of the
                                   Board                   1/1/88
                               Chief Executive
                                   Officer                5/21/86
                               Director                   2/19/86

Bruce C. Coles         49      President                  6/20/90
                               Director                   6/20/90

William M. Egan        65      Executive
                               Vice President             2/19/86
                               Director                   10/1/91

James N. White         59      Executive
                               Vice President              1/1/92

Kenneth F. Reinschmidt 55      Senior
                               Vice President              7/1/93

Raymond F. Rugg        50      Vice President              1/1/93

Robert F. Gallagher    59      Treasurer                  5/20/70
                               Vice President             5/15/91

Joel A. Skidmore       64      Secretary                  9/16/81


            Each of the executive and other officers listed above has held executive or administrative positions with the registrant or one or more of its subsidiaries for at least the last five years.

            Each officer was elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Stockholders and until his successor is duly elected and qualified. The next Annual Meeting of Stockholders is scheduled to be held May 12, 1994.

            The Board of Directors of the registrant has approved a plan to elect Bruce C. Coles Chief Executive Officer and President after the next Annual Meeting of Stockholders, and William F. Allen, Jr. will remain Chairman of the Board.

Form 10-K 1993                      Stone & Webster, Incorporated

Item 2.  Properties.

            The important physical properties of registrant and its subsidiaries are as follows:

            A. A 14 story office building with approximately 800,000 square feet of office space at 245 Summer Street, Boston, Massachusetts, which serves as engineering headquarters for the organization and is approximately 65% occupied by registrant's subsidiaries with the balance held for rental to others.

            B. An 8 story office building with approximately 140,000 square feet of office space at 51 Sleeper Street, Boston, Massachusetts which is held for rental to others.

            C. A 6 story office building with approximately 450,000 square feet of office space at 3 Executive Campus, Cherry Hill, New Jersey, which is approximately 50% occupied by registrant's subsidiaries with the balance held for rental to others.

            D. A 6 story office building with approximately 320,000 square feet of office space at 1430 Enclave Parkway, Houston, Texas is substantially occupied by subsidiaries of registrant.

            E. Approximately 17.6 million cubic feet of cold storage plant in two facilities in Atlanta, Georgia, and approximately 3.5 million cubic feet of cold storage space in a third facility near Rockmart, Georgia.

            F. Twelve facilities consisting of natural gas gathering and transporting systems and compressor stations in Texas, Louisiana and Oklahoma, including six systems the ownership of which is shared with others.

            G. Approximately 237 acres in or near a corporate office and business center being developed by a subsidiary of registrant in Tampa, Florida, including 10 buildings owned by subsidiaries of registrant comprising approximately 440,000 square feet of space, a 50% interest in a limited partnership owning an office building with approximately 130,000 square feet of space, and approximately 190 acres of developed and vacant land, all of which is held for sale or rental to others.

            Except as specified above, all of the properties listed above are owned in fee by subsidiaries of the registrant. In addition to the foregoing, registrant and its subsidiaries occupy office space in various cities, in premises leased from others for varying periods - both long and short term - the longest of which extends to 2008.

Form 10-K 1993                      Stone & Webster, Incorporated

Item 3.  Legal Proceedings.

                  (a) As set forth in Part II, Item 1 of registrant's Form 10-Q for the quarter ended September 30, 1993, in 1987 Long Island Lighting Co. ("LILCO") filed an amended complaint in the action entitled "Long Island Lighting Co.
            v. IMO Delaval, Inc. and Stone & Webster Engineering Corporation" for the purpose of asserting additional claims against IMO Delaval, Inc. ("Delaval") and for the purpose of naming Stone & Webster Engineering Corporation ("SWEC"), a subsidiary of the registrant, as a party defendant. The claims arose out of the sale by Delaval to LILCO of certain emergency diesel generators for use at LILCO's Shoreham Nuclear Power Station ("Shoreham") and alleged that these generators were defective in a number of ways. SWEC had rendered engineering services to LILCO in connection with its purchase of these diesel generators. The claims against SWEC in this action were dismissed by the trial court based on SWEC's contractual defenses. At the conclusion of trial on the underlying action against Delaval, LILCO appealed the dismissal of SWEC to the Second Circuit Court of Appeals.
            On September 22, 1993, the appellate court affirmed the dismissal of LILCO's claims against SWEC.

                        On August 5, 1991, LILCO instituted an action
            against SWEC in the United States District Court for the Eastern District of New York for damages arising out of SWEC's alleged deficient performance in connection with the design and construction of Shoreham which was claimed to have increased the costs of building Shoreham. The amount of damages being sought was not specified in the complaint, but LILCO estimated its damages to be approximately $725 million.

                        On December 13, 1993, in light of the decision
            of the Second Circuit Court of Appeals referred to above, the District Court dismissed this complaint against SWEC. LILCO has announced that an appeal will not be taken. SWEC believes that this decision should end the litigation against SWEC with respect to Shoreham.

Form 10-K 1993                      Stone & Webster, Incorporated

                  (b) Stone & Webster Engineering Corporation has been named as a defendant, along with numerous other defendants, in a number of complaints which seek damages arising out of alleged personal injuries and/or wrongful death due to exposure to asbestos products negligently utilized by the defendants.

                        As stated in Part I, Item 3. of registrant's
            Form 10-K for the year ended December 31, 1992, on March 18, 1991, SWEC was impleaded into approximately 750 asbestos-related cases pending in the United States District Court for the Eastern District of New York. SWEC has settled substantially all of these cases, as well as other cases in New York courts, for amounts which, when taken together, do not have a material impact on registrant's financial condition or results of operations. These settlements substantially reduce the number of New York State cases involving SWEC.

                        SWEC believes that it has strong factual and
            legal defenses to the remaining claims and intends to defend vigorously.

                  (c) Stone & Webster Engineering Corporation provided design engineering services to Chesapeake Paper Products Company in Virginia in connection with a plant expansion. After the completion of SWEC's services on its contract, Chesapeake made a claim against SWEC in the amount of approximately $5,000,000, claiming additional expenses due to design defects associated with the structural electrical and mechanical design of the boiler and evaporator. In April of 1993, Chesapeake brought suit against SWEC in the United States District Court for the Eastern District of Virginia. SWEC denied Chesapeake's allegations, claiming that it did not owe Chesapeake anything, and instead, by way of counterclaim, that Chesapeake owed SWEC $1,479,258 for the balance due for its services on the project. The case was tried before a jury and completed on December 8, 1993. At the close of the plaintiff's case, the Court directed a verdict on SWEC's counterclaim in favor of SWEC for approximately $1,580,000. Chesapeake's claim proceeded through trial and was submitted to the jury. The jury returned a verdict in favor of Chesapeake and against SWEC for $4,655,642.

Form 10-K 1993                      Stone & Webster, Incorporated

                        SWEC believes there are substantial grounds for
            setting aside the jury verdict against SWEC, and for ordering a new trial. SWEC has moved for a new trial on Chesapeake's claim and, if denied, intends to appeal to the Fourth Circuit Court of Appeals.

                  (d) In November 1990, Stone & Webster Engineering Corporation commenced an action, now pending in the United States District Court for the District of Massachusetts, against Northbrook Insurance Company, several other insurance companies and certain other parties. The complaint sought monetary damages, attorneys' fees and costs, and a declaration that the insurance company defendants must defend and indemnify SWEC against claims asserted against it in another lawsuit. Although the underlying lawsuit was settled in March 1991, SWEC is continuing its suit seeking damages, attorneys' fees and other monetary relief relating to its defense of such underlying lawsuit. No provision has been made in the financial statements of registrant for any potential recoverable amounts.

                  (e) Also see Note (K) to the consolidated financial statements as set forth under "Notes to Consolidated
            Financial Statements" of the Financial Information section filed herewith in Appendix A to this report.


Item 4. Submission of Matters to a Vote of Security-Holders.

            None.

                              PART II

Item 5. Market for Registrant's Common Equity
               and Related Stockholder Matters.

            The information required by Item 5 is filed herewith under "Market and Dividend Information" of the Financial Information
      section included in Appendix A to this report.


Item 6. Selected Financial Data.

            The information required by Item 6 is filed herewith under "Selected Financial Data" of the Financial Information section included in Appendix A to this report.

Form 10-K 1993                      Stone & Webster, Incorporated

Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

            The information required by Item 7 is filed herewith under "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Financial Information section included in Appendix A to this report.

Item 8. Financial Statements and Supplementary Data.

            The information required by Item 8 is filed herewith under the Consolidated Financial Statements of Stone & Webster,
      Incorporated and Subsidiaries together with the report of Coopers & Lybrand dated February 15, 1994 of the Financial Information section included in Appendix A to this report.

Item 9. Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure.

           Not applicable.

                                PART III

Item 10. Directors and Executive Officers of the Registrant.

            In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 with respect to Directors is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Part I of such proxy statement.

            See also the section captioned "Executive and Other Officers of the Registrant" under Item 1 of Part I herein.

Item 11. Executive Compensation.

            In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 11 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Part I of such proxy statement, except that the information included therein which is not required to be "filed" in accordance with Regulation S-K, Item 402(a)(8), including the Report of the Compensation Committee and the Performance Graph, is not incorporated by reference as part of this report on Form 10-K.

Form 10-K 1993                      Stone & Webster, Incorporated

Item 12. Security Ownership of Certain Beneficial Owners
            and Management.

            In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 12 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Part I of such proxy statement.

Item 13. Certain Relationships and Related Transactions.

            In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 13 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Part I of such proxy statement.

Form 10-K 1993                      Stone & Webster, Incorporated

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K.

  (a)  Documents filed as part of the report:

      1.  Financial Statements and Financial
           Statement Schedules

            The following items appear in the Financial Information
section included as Appendix A to this report:

              Management's Discussion and Analysis
              of Financial Condition and Results of Operations

              Financial Statements:

               Consolidated Statement of Income for the Three
                  Years Ended December 31, 1993
               Consolidated Balance Sheet as at December 31,
                   1993 and 1992
               Consolidated Statement of Stockholders' Equity
                   for the Three Years Ended December 31, 1993
               Consolidated Statement of Cash Flows for the
                   Three Years Ended December 31, 1993
              Summary of Significant Accounting Policies
              Notes to Consolidated Financial Statements
              Selected Financial Data
              Market and Dividend Information
              Report of Management
              Business Segment Information

             Financial Statement Schedules:

              Financial Statement Schedule as at
               December 31, 1993:
              I - Marketable Securities - Other Security
                   Investments

              Financial Statement Schedules for the Three
                Years Ended December 31, 1993:
              V - Property, Plant and Equipment
             VI - Accumulated Depreciation, Depletion and
                   Amortization of Property, Plant and
                   Equipment
             IX - Short-Term Borrowings
              X - Supplementary Income Statement Information

Form 10-K 1993                      Stone & Webster, Incorporated

Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.

     1.  Financial Statements and Financial
            Statement Schedules   (Cont'd.)

             Report of Independent Accountants

     2.  Exhibits:

            (3)  Articles of Incorporation and By-laws -

                 (i) The Restated Certificate of
                     Incorporation of registrant which
                     appears in Exhibit (3)(a) to
                     registrant's Form 10-K for the fiscal
                     year ended December 31, 1990 is
                     hereby incorporated by reference.

                (ii) The By-laws of registrant, as amended, are filed
                     herewith as Exhibit (3)(ii).

            (4) Instruments defining the rights of security holders, including indentures - As of December 31, 1993, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $47,739,000 principally in connection with mortgages relating to real property for a subsidiary's corporate office and business center in Tampa, Florida and for two other subsidiaries' office buildings, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. These agreements are not filed herewith because the total amount of indebtedness authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

Form 10-K 1993                      Stone & Webster, Incorporated


Item 14. Exhibits, Financial Statement Schedules, and
               Report on Form 8-K.

     2.  Exhibits:    (Cont'd.)

           (10) Material contracts -

               (a) The Restricted Stock Plan of Stone & Webster,
                   Incorporated, approved by the Stockholders of registrant in 1976, as amended and approved by the Stockholders of registrant in 1988, and the form of grant under the Restricted Stock Plan, which appear in Exhibit (10)(a) to registrant's Form 10-K for the fiscal year ended December 31, 1988 are hereby incorporated by reference.

               (b) Form of letter agreement between registrant and
                   certain officers relating to other benefits which appears in Exhibit (10)(c) to registrant's Form 10-K for the fiscal year ended December 31, 1986 (File No. 1-1228) filed with the Commission on March 5, 1987 is hereby incorporated by reference.

           (21) Subsidiaries of the registrant.

           (23) Consent of Independent Accountants.


   (b)  Reports on Form 8-K

                Registrant did not file any reports on Form
        8-K during the last quarter of the period covered by this report.

Form 10-K 1993                      Stone & Webster, Incorporated

                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STONE & WEBSTER, INCORPORATED

                            By

                              WILLIAM M. EGAN
                              William M. Egan
                              Executive Vice President

Date: February 16, 1994


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



February 16, 1994             WILLIAM F. ALLEN, JR.
                              William F. Allen, Jr.
                              Chairman of the Board
                              Chief Executive Officer
                              Director



        "                     WILLIAM M. EGAN
                              William M. Egan
                              Executive Vice President
                              Director
                              (Principal Financial and
                              Accounting Officer)



        "                     BRUCE C. COLES
                              Bruce C. Coles
                              President
                              Director



        "                     WILLIAM L. BROWN
                              William L. Brown
                              Director

Form 10-K 1993                      Stone & Webster, Incorporated



February 16, 1994             HOWARD L. CLARK
                              Howard L. Clark
                              Director



        "                     DONNA R. FITZPATRICK
                              Donna R. Fitzpatrick
                              Director



        "                     J. PETER GRACE
                              J. Peter Grace
                              Director



        "                     KENT F. HANSEN
                              Kent F. Hansen
                              Director



        "                     JOHN A. HOOPER
                              John A. Hooper
                              Director



        "                     J. ANGUS McKEE
                              J. Angus McKee
                              Director



        "                     KENNETH G. RYDER
                              Kenneth G. Ryder
                              Director



        "                     MEREDITH R. SPANGLER
                              Meredith R. Spangler
                              Director



        "                     FRED D. THOMPSON
                              Fred D. Thompson
                              Director

Form 10-K 1993                                  Stone & Webster, Incorporated


                                     APPENDIX A
                   STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES
                       INDEX TO FINANCIAL INFORMATION APPENDIX



                                                                                         Page

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              A-2

      Financial Statements:

        Consolidated Statement of Income for the Three Years Ended
         December 31, 1993                                                                A-5
        Consolidated Balance Sheet as at December 31, 1993 and 1992                       A-6
        Consolidated Statement of Stockholders' Equity for the Three Years
         Ended December 31, 1993                                                          A-8
        Consolidated Statement of Cash Flows for the Three Years
         Ended December 31, 1993                                                          A-9
      Summary of Significant Accounting Policies                                          A-10
      Notes to Consolidated Financial Statements                                          A-11
      Selected Financial Data                                                             A-17
      Market and Dividend Information                                                     A-17
      Report of Management                                                                A-18
      Business Segment Information                                                        A-19

      Financial Statement Schedules:

           Financial Statement Schedule as at December 31, 1993
              I - Marketable Securities - Other Security Investments                      A-20

           Financial Statement Schedules for the Three Years
           Ended December 31, 1993:
              V - Property, Plant and Equipment                                           A-21
             VI - Accumulated Depreciation, Depletion and Amortization
                     of Property, Plant and Equipment                                     A-22
             IX - Short-Term Borrowings                                                   A-24
              X - Supplementary Income Statement Information                              A-25

      Report of Independent Accountants                                                   A-26


     Schedules other than those listed above have been omitted because the required information is included in the consolidated financial statements or notes to consolidated financial statements, or is not applicable or not required.

                           STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(All dollar amounts are in thousands.)


RESULTS OF OPERATIONS

1993 Compared With 1992. Consolidated gross earnings were $279,792 for 1993, a slight increase over 1992, after excluding profits on investment securities of $4,398 in 1992. Consolidated operating and general expenses increased by $1,047 in 1993, before a $9,081 charge for the Incentive Retirement Program, a $4,000 charge for a judgment against a subsidiary of the Corporation and a foreign pension curtailment gain of $1,072.

Gross earnings from our domestic engineering, construction and consulting services decreased by $6,550 in 1993 primarily due to the completion of a number of assignments coupled with delays in the start-up of replacement work. Many of our new assignments are executed under multiyear contracts, and there can be a long time lag between the award date and the authorization by the client to initiate start-up. Operating and general expenses of our domestic engineering, construction and consulting services increased by $4,994, before a $9,081 charge for the Incentive Retirement Program and a $4,000 charge for a judgment against a subsidiary, primarily due to higher employee carrying costs for billable staff who could not be assigned to projects and an increase in severance costs of $2,509 as a result of reduced workload. We previously reported that in excess of 200 employees elected to retire under the Incentive Retirement Program which, based on their payroll and related expenses, should have resulted in an estimated on-going annual savings of $18,000. However, this annualized savings will not necessarily result in increased net income since our workload dropped in the second half of 1993 and some staff could not be placed on billable projects as expected.

Gross earnings of our foreign subsidiaries' engineering, construction and consulting services increased by $1,988 in 1993 primarily due to the favorable impact of several contract change orders and the attainment of milestones on two substantially completed foreign projects partially offset by a decrease in gross earnings from our United Kingdom subsidiary primarily due to a lack of new work. Operating and general expenses of our foreign subsidiaries' engineering, construction and consulting services decreased by $2,976 in 1993 before a pension curtailment gain of $1,072. This decrease which was primarily due to a reduction in contract staff costs in our United Kingdom subsidiary was partially offset by higher severance costs of $1,448 associated with staff reductions.

There continues to be a lack of major new projects due to the slower than expected economic recovery. The intense competition for new work has resulted in lower profit margins on the projects awarded. These factors, combined with delays in the start-up of new work, adversely affected our engineering, construction and consulting operations in 1993 and will negatively impact financial results for the first half of 1994. We have placed increased emphasis on international work while adapting to the changing domestic business environment. There has been an increase in the amount of new work awarded to our engineering, construction and consulting operations during 1993, and we anticipate improved performance later in 1994 and continuing into 1995.

Gross earnings from cold storage and related activities increased by $1,216 primarily due to increases in storage and handling revenue. Operating and general expenses of our cold storage and related activities increased by $107.

Gross earnings from our oil and gas interests decreased by $381 in 1993 primarily due to a decline in the number of gas marketing sales by our natural gas gathering and transporting company due to competitive factors. Partially offsetting this decrease was the favorable effect on gross earnings of an increase in the average gas price received by our other oil and gas interests. Operating and general expenses of our oil and gas interests decreased in 1993 by $804 primarily due to a decline in the number of gas marketing sales and a corresponding decrease in the purchases of gas for resale.

Gross earnings from dividends and interest decreased by $649 in 1993 due to reduced interest income on U.S. Government securities, reflecting lower interest rates.

Gross earnings from all other activities increased by $5,469 in 1993 due principally to higher rental income on company-owned office buildings in the Northeast, previously used for engineering operations. Our real estate operations in Tampa, Florida, continued to be affected by the adverse conditions prevailing in the commercial real estate market in the United States. Operating results in 1993 showed a slight improvement over 1992.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


The effective tax rates for 1993 and 1992 are higher than the United States statutory income tax rates. Both periods reflect foreign taxes applicable to certain foreign projects which are calculated based on gross receipts, in lieu of a tax on income, prior years' federal income tax liabilities resulting from settlements with the IRS of prior years' tax returns and accruals for prior years' state and local income taxes. Also contributing to the high effective tax rate in 1993 was an increase in the Corporation's net deferred tax liabilities due to the change in the income tax rate from 34% to 35%.

1992 Compared With 1991. Consolidated gross earnings, excluding profits on investment securities of $4,398, increased by $2,280 in 1992. Gross earnings from our domestic engineering, construction and consulting services increased by $9,779 in 1992 primarily due to continued demand for our services in the power sector involving the maintenance and modification of facilities and the completion of facilities under construction as well as increases in assignments in the process and environmental sectors. Despite adverse worldwide economic conditions and the lack of major new projects from the electric utility industry, we obtained new assignments due to our successful diversification into growing areas such as environmental, process, industrial and transportation and positioned the Corporation to compete for a significant share of that anticipated new work. Gross earnings from our foreign engineering, construction and consulting services decreased by $3,761 in 1992 primarily due to losses incurred on certain projects. Gross earnings from cold storage and related activities increased by $350 in 1992 primarily due to increases in business volume. Gross earnings from our oil and gas interests decreased by $697 primarily due to the reduced volume of gas transported by our natural gas gathering company, offset in part by increased production and higher prices in our other oil and gas operations. Gross earnings from dividends and interest decreased by $2,442 in 1992 primarily due to reduced interest income on U.S. Government securities, reflecting lower interest rates, and lower dividends received on investment securities. Gross earnings from all other activities decreased by $949 in 1992 primarily due to reduced rental income on a company-owned office building in Boston, Massachusetts.

Consolidated operating and general expenses increased by $9,007 in 1992. Effective January 1, 1992, the Corporation changed the method of calculating annual pension cost under Financial Accounting Standards Board Statement No. 87 which resulted in a decrease in pension cost of $2,322. This decrease was offset by higher pension cost associated with amendments to the retirement plan effective January 1, 1992 to improve generally the relationship between retirement benefits and current salary of employee members, and to increase benefit payments to retired members. Operating and general expenses of our domestic engineering, construction and consulting services increased by $9,105 in 1992 primarily due to retaining staff who were expected to be on job assignments which were cancelled, delayed or reduced in scope. Operating and general expenses of our foreign engineering, construction and consulting services increased by $539 in 1992 primarily due to an increase in business development costs. Operating and general expenses from our cold storage and related activities decreased by $247 in 1992. Operating and general expenses from our oil and gas interests decreased by $1,025 primarily due to reduced volume of gas purchased by our natural gas gathering and transporting company. Operating and general expenses from all other activities increased by $635 in 1992. Our real estate operations in Tampa, Florida continued to be affected by the slow down in the real estate market in the United States. However, there was an improvement in operating results in 1992 compared with the prior year primarily due to improved occupancy rates in company-owned buildings at our Sabal Park properties in the Tampa Bay area and lower operating and general expenses. Taxes other than income taxes increased by $1,518 in 1992 primarily due to higher payroll taxes and state unemployment tax rates. Provision for depreciation, depletion and amortization increased by $1,310 primarily due to depreciation and amortization applicable to equipment purchases, acquisition of computer equipment under capital lease and the expansion of cold storage facilities. Interest expense decreased by $638 primarily due to lower interest rates on mortgage loans.




                                       A-3

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


The provision for income taxes reflected a higher effective tax rate for 1992 compared with 1991 primarily due to higher foreign taxes applicable to certain foreign projects and an increase in prior years' federal income tax liabilities. The increase in the prior years' federal income tax liabilities was primarily due to a settlement of prior years' tax items.

After excluding the profits on investment securities of $2,802, income before extraordinary item and cumulative effect of a change in accounting principle decreased by $9,879 in 1992, compared with 1991. This decrease was primarily due to lower operating results of our domestic engineering, construction and consulting operations, losses from foreign engineering, construction and consulting services and a higher effective tax rate.

FINANCIAL CONDITION

Cash and cash equivalents increased by $15,409 during 1993. Net cash provided by operating activities of $39,679 primarily reflects a decline in accounts receivable and an increase in advance payments by clients. Net cash used by investing activities of $34,092 represents principally property, plant and equipment expenditures primarily related to expenditures for the construction of a new office building to be occupied by an engineering subsidiary and an equity investment in a joint venture. Net cash provided by financing activities principally reflects bank loans to finance the construction of the new office building partially offset by dividends paid. The Corporation believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. Except for our real estate operations and the financing for the construction of a new office building to be occupied by an engineering subsidiary, substantially all of our current and anticipated capital expenditures, dividend and working capital requirements will be met from internally generated funds. However, from time to time one or more of our subsidiaries might borrow funds on a short-term basis through lines of credit and revolving credit facilities for working capital needs. Subsidiaries of the Corporation have lines of credit, revolving credit facilities and bank overdraft facilities totaling $28,000, of which $22,323 was available at December 31, 1993. Mortgage loans scheduled to become due in 1993 and 1994 have been renewed at lower interest rates and will mature in 1998 and are classified as long-term debt.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES





CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts, except per share amounts, are in thousands.)



                                                                                  -------------------------------------------
                                                                                              Years ended December 31,
                                                                                      1993              1992             1991
=============================================================================================================================
Gross Earnings:
 Engineering, construction and consulting services (Note A)                         $234,251         $238,813         $232,795
 Cold storage and related activities                                                  16,914           15,698           15,348
 Oil and gas interests                                                                10,885           11,266           11,963
 Dividends and interest (Note B)                                                       4,246            4,895            7,337
 Profits on investment securities (Note E)                                                --            4,398               --
 Other                                                                                13,496            8,027            8,976
- ------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            279,792          283,097          276,419
- ------------------------------------------------------------------------------------------------------------------------------
Operating and General Expenses:
 Engineering, construction and consulting services                                   203,987          189,960          180,316
 Cold storage and related activities                                                   8,755            8,648            8,895
 Oil and gas interests                                                                 6,529            7,333            8,358
   Includes cost of gas purchased for resale of $2,838 in 1993,
    $3,528 in 1992 and $4,318 in 1991.
 Other                                                                                11,953           12,227           11,592
- ------------------------------------------------------------------------------------------------------------------------------
    Total Operating and General Expenses                                             231,224          218,168          209,161
Taxes, Other than Income Taxes                                                        17,374           18,177           16,659
Provision for Depreciation, Depletion and Amortization (Note F)                       20,135           20,124           18,814
Interest Expense (Note C)                                                              2,606            3,021            3,659
- ------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            271,339          259,490          248,293
- ------------------------------------------------------------------------------------------------------------------------------
Income before Provision for Income Taxes                                               8,453           23,607           28,126
Provision for Income Taxes (Note D)                                                    8,823           14,267           11,709
- ------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in
 Accounting Principle (per share: 1993 - $(.03), 1992 - $.62 and 1991 - $1.08)          (370)           9,340           16,417
Extraordinary Item (per share: 1992 - $.02 and 1991 - $.09) (Note D)                      --              246            1,188
Cumulative Effect of a Change in Accounting Principle
 on Prior Years (per share: 1993 - $.16 and 1992 - $.21) (Notes D and M)               2,322            3,229               --
- ------------------------------------------------------------------------------------------------------------------------------
Net Income (per share: 1993 - $.13, 1992 - $.85 and 1991 - $1.17)                   $  1,952         $ 12,815         $ 17,605
==============================================================================================================================

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
(All dollar amounts, except per share amounts, are in thousands.)



                                                                                                      ------------------------
                                                                                                             December 31,
ASSETS                                                                                                 1993              1992
- ------------------------------------------------------------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents                                                                           $ 64,141        $  48,732
 U. S. Government securities, at cost, which approximates market.                                      54,478           55,295
 Accounts receivable, principally trade                                                                99,127          117,616
 Unbilled charges under contracts                                                                      66,731           63,257
 Deferred income taxes (Note D)                                                                         6,334               --
 Other                                                                                                    947            1,323
- ------------------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                              291,758          286,223

Investment Securities (Note E)                                                                         40,836            2,413
Property, Plant and Equipment (Note F)                                                                201,936          192,281
   At cost, less accumulated depreciation, depletion and amortization.
Land Held for Resale, at cost                                                                          23,626           24,357
Prepaid Pension Cost                                                                                   87,540           82,579
Other Assets                                                                                           34,146           26,801
- ------------------------------------------------------------------------------------------------------------------------------





                                                                                                     $679,842         $614,654
- ------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES






                                                                                                     ------------------------
                                                                                                             December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                   1993              1992
- -----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
 Bank loans (Notes G and I)                                                                        $    5,677       $    6,947
 Accounts payable, principally trade                                                                   29,139           30,007
 Dividend payable                                                                                       2,247            2,245
 Advance payments by clients                                                                           24,558           12,353
 Current portion of long-term debt (Note I)                                                             4,492            8,000
 Accrued taxes                                                                                          5,449            6,558
 Other accrued liabilities (Note H)                                                                    46,831           49,475
- ------------------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                                         118,393          115,585
Long-Term Debt (Note I)                                                                                47,739           24,768
Deferred Income Taxes (Note D)                                                                         64,859           46,832
Other Non-Current Liabilities (Note J)                                                                 23,473           24,331
Commitments and Contingencies (Note K)

Stockholders' Equity:
 Preferred stock                                                                                           --               --
   Authorized, 2,000,000 shares of no par value; none issued.
 Common stock, carried at (Note L)                                                                     65,213           65,297
   Authorized, 40,000,000 shares of $1 par value; issued, 17,731,488 shares, including shares held in treasury.
 Capital in excess of carrying value of common stock                                                    2,860            2,860
 Retained earnings                                                                                    424,723          431,490
 Unrealized gain on investment securities, net (Note E)                                                24,975               --
 Cumulative translation adjustment                                                                     (2,854)          (2,649)
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                      514,917          496,998
- ------------------------------------------------------------------------------------------------------------------------------
 Less: Common stock in treasury, at cost (Note L)                                                      54,979           55,078
        2,753,638 shares (1992 - 2,761,075).
       Employee stock ownership and restricted stock plans (Note L)                                    34,560           38,782
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                       89,539           93,860
- ------------------------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                                                        425,378          403,138
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $679,842         $614,654
==============================================================================================================================

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(All dollar amounts, except per share amounts, are in thousands.)



                                                                                      ----------------------------------------
                                                                                              Years ended December 31,
                                                                                      1993              1992             1991
- ------------------------------------------------------------------------------------------------------------------------------
Common Stock (Note L):
 Balance at beginning of year                                                      $  65,297        $  65,893        $  66,314
 Excess of cost over market value of treasury shares
   issued/forfeited under Restricted Stock Plan, net                                      (9)            (177)            (284)
 Tax charge on shares issued under Restricted Stock Plan, net                            (75)            (419)            (137)
- ------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                               65,213           65,297           65,893
- ------------------------------------------------------------------------------------------------------------------------------
Capital in Excess of Carrying Value of Common Stock:
 Balance at beginning and end of year                                                  2,860            2,860            2,860
- ------------------------------------------------------------------------------------------------------------------------------
Retained Earnings:
 Balance at beginning of year                                                        431,490          427,364          418,440
 Income tax benefit of Employee Stock Ownership Plan dividends                           268              309              350
 Net Income                                                                            1,952           12,815           17,605
 Dividends declared (per share: 1993, 1992 and 1991 - $.60)                           (8,987)          (8,998)          (9,031)
- ------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                              424,723          431,490          427,364
- ------------------------------------------------------------------------------------------------------------------------------
Unrealized Gain on Investment Securities, net (Note E):
 Balance at end of year                                                               24,975               --               --
- ------------------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustment:
 Balance at beginning of year                                                         (2,649)          (1,174)            (312)
 Adjustments for the year                                                               (205)          (1,475)            (862)
- ------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                               (2,854)          (2,649)          (1,174)
- ------------------------------------------------------------------------------------------------------------------------------
Common Stock in Treasury (Note L):
 Balance at beginning of year                                                        (55,078)         (54,016)         (52,254)
 Cost of treasury shares:
   Issued under Restricted Stock Plan
    (shares: 1993 - 22,000 and 1991 - 2,000)                                             440               --               39
   Forfeited under Restricted Stock Plan
    (shares: 1993 - 7,200, 1992 - 9,800 and 1991 - 17,200)                              (133)            (172)            (305)
   Purchased (shares: 1993 - 7,363, 1992 - 35,631 and 1991 - 50,212)                    (208)            (890)          (1,496)
- ------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                              (54,979)         (55,078)         (54,016)
- ------------------------------------------------------------------------------------------------------------------------------
Employee Stock Ownership and Restricted Stock Plans (Note L):
 Balance at beginning of year                                                        (38,782)         (46,188)         (54,666)
 Payments received from Employee Stock Ownership Trust (principal only)                3,587            3,320            3,075
 Market value of shares forfeited/issued under Restricted Stock Plan, net               (298)             349              550
 Amortization of market value of shares issued under Restricted Stock Plan               933            3,737            4,853
- ------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                              (34,560)         (38,782)         (46,188)
- ------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                          $425,378         $403,138         $394,739
==============================================================================================================================

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts are in thousands.)



                                                                                      ----------------------------------------
                                                                                              Years ended December 31,
                                                                                      1993              1992             1991
- ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income                                                                      $     1,952         $ 12,815         $ 17,605
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization                                          20,135           20,124           18,814
    Deferred income taxes                                                                559            8,782            7,879
    Cumulative effect of a change in accounting principle                             (2,322)          (5,390)              --
    Prepaid pension cost                                                             (13,953)         (13,751)         (15,347)
    Incentive Retirement Program                                                       9,081               --               --
    Profits on investment securities                                                      --           (4,398)              --
    Amortization of market value of shares issued
      under Restricted Stock Plan                                                        933            3,737            4,853
    Amortization of net cost of Employee Stock Ownership Plan                          1,562            1,567            1,602
    Changes in operating assets and liabilities:
      Accounts receivable                                                             18,489           21,238           20,597
      Unbilled charges under contracts                                                (3,474)          21,733          (19,921)
      Other assets                                                                    (2,345)          (7,773)          (3,801)
      Accounts payable                                                                  (868)         (11,224)           6,619
      Advance payments by clients                                                     12,205           (6,557)           3,956
      Other accrued liabilities                                                       (1,530)           3,529            1,338
      Other                                                                             (745)              27            1,060
- ------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                            39,679           44,459           45,254
- ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Maturities of U.S. Government securities                                            109,289           84,032           85,592
 Purchases of U.S. Government securities                                            (108,301)         (97,723)         (86,095)
 Proceeds from sale of investment securities                                              --            4,758               --
 Increases in property, plant and equipment                                          (31,679)         (22,592)         (23,198)
 Proceeds from disposals of property, plant and equipment                              1,599              280              497
 Equity investment in joint venture                                                   (5,000)              --               --
- ------------------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                                               (34,092)         (31,245)         (23,204)
- ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from long-term debt                                                         20,760            1,500           24,149
 Repayments of long-term debt                                                        (23,964)          (3,551)         (23,208)
 Increase in bank loans                                                               26,330            7,903            2,145
 Decrease in bank loans                                                               (4,933)            (956)          (5,535)
 Payments to Employee Stock Ownership Trust                                           (6,395)          (6,275)          (5,940)
 Payments received from Employee Stock Ownership Trust                                 7,217            7,217            7,217
 Purchase of common stock for treasury                                                  (208)            (890)          (1,496)
 Dividends paid                                                                       (8,985)          (9,005)          (9,041)
- ------------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by financing activities                                      9,822           (4,057)         (11,709)
- ------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                             15,409            9,157           10,341
Cash and Cash Equivalents at Beginning of Year                                        48,732           39,575           29,234
- ------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                         $    64,141         $ 48,732         $ 39,575
- ------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                                                                      $     2,558        $   2,967        $   3,709
   Income taxes                                                                  $     7,742        $   7,591        $   3,283
- ------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Noncash Investing
 and Financing Activities:
   Acquisition of equipment under capital lease                                  $        --        $   4,354        $      --
- ------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

                                STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(All dollar amounts are in thousands.)


BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Corporation and all subsidiaries. The accounts of subsidiaries outside the United States and Canada are included in the consolidated financial statements on the basis of fiscal years ending on November 30 to facilitate timely interim and year-end financial reporting. Investments in joint ventures, where the Corporation owns 50% or less, are accounted for by the equity method.

CONSOLIDATED STATEMENT OF CASH FLOWS. The Corporation considers U.S. Government securities purchased with a maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION. Assets and liabilities of operations outside the United States are translated into U.S. dollars at current exchange rates, while income statement items are translated at average monthly exchange rates. Gains or losses on such translations are accumulated in a separate component of Stockholders' Equity and are excluded from net income. Transaction gains and losses, which were not material, resulting from the settlement of receivables or payables, or the conversion of currency, are included in the determination of net income.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation generally is provided on a straight-line basis (accelerated methods for income taxes) over the estimated useful lives of the assets. Depreciation and depletion of oil and gas producing properties and natural gas pipeline systems are generally provided on the unit of production method. Amortization is provided for leased property and equipment on a straight-line basis over the life of the lease. Generally, the cost of depreciable property retired or otherwise disposed of is charged to the accumulated depreciation account and net salvage is credited thereto. The cost of depletable property retired or otherwise disposed of is charged to the accumulated depletion account.

LONG-TERM CONTRACTS. Gross earnings from long-term engineering and construction contracts are determined on the percentage-of-completion method, based upon the ratio of costs incurred to total estimated costs. Provisions are made currently for all known or anticipated losses. The effects of changes to total estimated contract revenues and costs are recognized in the period they are determined. Certain contracts contain provisions for performance incentives. Such incentives are included in revenues when realization is assured. Contract costs attributed to claims in excess of agreed contract prices are included in revenues when realization is assured. Costs and earnings in excess of billings are classified in current assets as unbilled charges under contracts and represent revenue accrued under the percentage-of-completion method which is not yet billable under the terms of the contract but is recoverable from customers upon various measures of performance such as costs incurred, time schedules or completion of certain milestones within the contract. Amounts received from clients in excess of revenues recognized to date are classified in current liabilities as advance payments by clients.

Accounts receivable includes amounts representing retainages under long-term contracts which are due within one year and are not significant. Substantially all unbilled charges under contracts reflected in the accompanying consolidated balance sheet are billed on the basis of contract terms and are usually collected in the subsequent year. There were no significant amounts included in accounts receivable or unbilled charges under contracts for claims subject to uncertainty as to their ultimate realization.

INCOME TAXES. Effective January 1, 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes, which changes the Corporation's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously the Corporation deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. Undistributed earnings of foreign subsidiaries for which the Corporation has not provided deferred U.S. income taxes, because a taxable distribution of these earnings is not anticipated, aggregated approximately $2,976 at December 31, 1993. This amount represents the accumulated earnings of consolidated foreign subsidiaries which are being permanently reinvested in their operations.

INVESTMENT SECURITIES. On December 31, 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 115 - Accounting for Certain Investments in Debt and Equity Securities, which requires the Corporation's investment securities to be classified as those "available for sale" and to be carried at market value on the balance sheet with the unrealized gain or loss presented as a separate component of Stockholders' Equity net of applicable deferred taxes.

INCOME PER SHARE. Per share amounts are based on the average number of shares outstanding during the year.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts, except per share amounts, are in thousands.)

(A) GROSS EARNINGS FROM ENGINEERING, CONSTRUCTION
    AND CONSULTING SERVICES

Gross earnings from engineering and construction services include, generally on a percentage-of-completion basis, fees earned on agency contracts and the excess of revenues ($747,787 in 1993, $763,145 in 1992 and $660,255 in 1991)
over direct construction costs ($555,561 in 1993, $564,322 in 1992 and $469,568 in 1991) on non-agency contracts.

(B) DIVIDENDS AND INTEREST INCOME

Dividends and interest income includes dividends from investment securities of $1,311, $1,388 and $2,477 for the years 1993, 1992 and 1991, respectively, and interest income primarily from U.S. Government securities, repurchase obligations and cash in banks of $2,935, $3,507 and $4,860 for the years 1993, 1992 and 1991, respectively.

(C) INTEREST EXPENSE

Interest expense for 1993 excludes $439, which was capitalized as part of the construction cost for a new office facility.

(D) INCOME TAXES

On January 1, 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for 1993 by $2,322, or $.16 per share. The results for the prior years have not been restated for this change in accounting.

The provision for income taxes consists of the following:


                                    -----------------------------------------
                                      1993             1992            1991
- -----------------------------------------------------------------------------
Current tax expense
 United States                      $3,528          $  3,997        $     725*
 State and local                     1,355             1,079              751
 Foreign                             3,381**           2,324**          1,166**
- -----------------------------------------------------------------------------
Total current                        8,264             7,400            2,642
- -----------------------------------------------------------------------------
Deferred tax expense (benefit)
 United States                         457             5,022            6,228
 State and local                       260             1,577            1,651
 Foreign                              (158)               22               --
- -----------------------------------------------------------------------------
Total deferred                         559             6,621            7,879
- -----------------------------------------------------------------------------
Charge equivalent of tax
   loss carryforwards                   --               246            1,188
- -----------------------------------------------------------------------------
Total provision                     $8,823           $14,267          $11,709
- -----------------------------------------------------------------------------

*    Net of reversal of prior years' income tax of $519 in 1991.
** Includes taxes, in lieu of income taxes, of $2,292 in 1993, $1,744 in 1992 and $655 in 1991 on foreign projects which are calculated based on gross receipts.

In 1992 and 1991 the Corporation recognized an extraordinary item of $246 and $1,188, respectively, which represents the recognition of a tax benefit from utilization of foreign subsidiaries' tax loss carryforwards.

Deferred tax liabilities (assets) comprise the following:

                                                -------------
                                                 DECEMBER 31,
                                                     1993
- -------------------------------------------------------------
Long-term liabilities:
 Depreciation                                        $ 23,359
 Retirement                                            39,626
 Investment securities                                 13,448
 Other                                                  4,871
- -------------------------------------------------------------
Total long-term liabilities                            81,304
- -------------------------------------------------------------
Long-term assets:
 Deferred rent                                         (1,467)
 Employee Stock Ownership Plan interest payments
   and contributions                                   (6,447)
 Incentive Retirement Program                          (3,730)
 AMT credit carryforward                               (3,221)
 Foreign net operating loss carryforwards              (6,916)
 State net operating loss carryforwards                (3,435)
 Other                                                 (1,580)
- -------------------------------------------------------------
Total long-term assets                                (26,796)
- -------------------------------------------------------------
  Net operating loss valuation allowance               10,351
- -------------------------------------------------------------
Net long-term deferred tax liabilities               $ 64,859
- -------------------------------------------------------------

Current liabilities:
 Other                                               $  1,268
Current assets:
 Vacation pay                                          (5,598)
 State net operating loss carryforwards                  (200)
 Other                                                 (1,804)
Total current assets                                   (7,602)
- -------------------------------------------------------------
Net current deferred tax assets                      $ (6,334)
- -------------------------------------------------------------

The Corporation established a valuation allowance of $11,173 at January 1, 1993 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1993 was a decrease of $822 for a total valuation allowance of $10,351 at December 31, 1993. This decrease was caused by the use of net operating loss carryforwards relating to several of our foreign subsidiaries for which valuation allowances had previously been provided. The valuation allowance at December 31, 1993 comprises $6,916 relating to the carryforwards of several of the Corporation's foreign subsidiaries and $3,435 relating to state net operating loss carryforwards.

Approximately $67,386 (with a tax benefit of $10,551) of the net operating loss carryforwards remains at December 31, 1993, of which $20,958 (with a tax benefit of $6,916) is applicable to foreign subsidiaries and the remaining $46,428 (with a tax benefit of $3,635) relates to state net operating loss carryforwards. Use of the foreign net operating loss carryforwards is limited to future taxable earnings of the Corporation's applicable foreign subsidiaries. Although these net operating loss carryforwards never expire, no benefit has been recognized in the consolidated financial statements.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


The state net operating loss carryforwards of $46,428 are applicable to many states and will expire as follows: $1,364 in 1994, $9,718 in 1995, $1,902 in 1996, $4,840 in 1997, $34 in 1998, $124 in 1999, $707 in 2000, $2,309 in 2001,
$1,617 in 2002 and $23,813 thereafter. The Corporation has determined that it will be able to realize a tax benefit of $200 relating to these state net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $3,435, which is fully reserved for) are expected to expire unused.

Deferred income taxes were provided for timing differences between book and tax income. The principal sources of these differences and the related effects for 1992 and 1991 were as follows:


                                        ---------------------
                                           1992          1991
- -------------------------------------------------------------
Depreciation                           $    489      $    590
Retirement                                5,524         7,040
Vacation pay                               (334)       (2,095)
Accruals currently (not currently)
 deductible for tax purposes                847           (73)
Deferred other assets                        61         2,659
Other                                        34          (242)
- -------------------------------------------------------------
                                        $ 6,621       $ 7,879
- -------------------------------------------------------------

See Note M for deferred taxes relating to the cumulative effect of a change in accounting principle in 1992.

The following is an analysis of the difference between the United States statutory income tax rate and the Corporation's effective income tax rate:


                                              ---------------------------------------
                                               1993             1992             1991
- -------------------------------------------------------------------------------------
United States statutory income
 tax rate                                      35.0%            34.0%            34.0%
Increase (decrease) resulting from:
 State and local income taxes,
   net of United States tax effect              5.3              6.3              5.6
 Dividend received deduction                   (3.8)            (1.4)            (2.1)
 Difference in effective tax rate
   of foreign operations and
   projects, net of United States
   tax effect                                  33.8             10.9              4.7
 Adjustment of prior years'
   Federal Income Tax accruals,
   net of interest effect                      23.8              5.9             (1.8)
 Adjustment of prior years' state
   income tax accruals, net of
   United States tax effect                     7.1              1.1               --
 Utilization of net operating loss
   carryforwards of
   foreign operations                         (15.9)              --               --
 Deferred taxes -- impact of
   increase in federal statutory
   rate on prior years                         12.6               --               --
 Other                                          6.5              3.6              1.2
- -------------------------------------------------------------------------------------
Effective income tax rate                     104.4%            60.4%            41.6%
- -------------------------------------------------------------------------------------


Income from operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle were:


                                             ----------------------------------------
                                              1993             1992            1991
- -------------------------------------------------------------------------------------
Domestic                                     $3,046          $23,586          $23,528
Foreign                                       5,407               21            4,598
- -------------------------------------------------------------------------------------
                                             $8,453          $23,607          $28,126
- -------------------------------------------------------------------------------------

The Corporation accrued a $780 federal alternative minimum tax liability in 1993 and incurred a federal alternative minimum tax of $693 in 1992 and $113 in 1991, which produced a credit that can be carried forward indefinitely to reduce future federal income taxes payable. The total aggregate credit available for regular federal tax carryforward purposes was $3,221 at December 31, 1993.

The Corporation has settled all issues raised in connection with the examination of the Corporation's income tax returns for the years 1985 and 1987 through 1989. The settlement of these issues resulted in an additional net charge of $2,015.

The Omnibus Budget Reconciliation Act of 1993 raised the statutory federal income tax rate on corporations from 34% to 35%. The effect of this 1% increase in the tax rate on the Corporation's net deferred tax liabilities was a charge to income of $1,131, or $.08 per share.

(E) INVESTMENT SECURITIES

In 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investment securities are being carried at a fair market value of $40,836 and the unrealized gain of $24,975, net of deferred income taxes of $13,448, was credited to Stockholders' Equity at December 31, 1993. At December 31, 1992 investment securities were carried at a cost of $2,413 with a market value of $32,259 (no allowance was made for taxes on unrealized appreciation of $29,846).

Profits on investment securities represents the sale of investment securities, which after income taxes resulted in net income of $2,802, or $.19 per share in 1992. The cost of securities sold was determined by average cost.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

(F) PROPERTY, PLANT AND EQUIPMENT

Following is a summary of property, plant and equipment at December 31:


                                                            --------------------------
                                                               1993              1992
- --------------------------------------------------------------------------------------
Office buildings and other real estate                      $134,289          $132,485
Furniture and equipment                                      130,741           129,704
Cold storage plant and equipment                              48,185            47,442
Oil and gas properties                                        29,025            29,587
Construction in progress                                      24,405             2,357
Contract drilling equipment                                       --            17,031
- --------------------------------------------------------------------------------------
                                                             366,645           358,606
Less accumulated depreciation,
  depletion and amortization                                 164,709           166,325
- --------------------------------------------------------------------------------------
Property, plant and equipment, net                          $201,936          $192,281
- --------------------------------------------------------------------------------------

Property, plant and equipment includes computer equipment under capital leases of $5,296 at December 31, 1993 and $5,340 at December 31, 1992; related amounts included in accumulated depreciation, depletion and amortization were $2,379 at December 31, 1993 and $1,386 at December 31, 1992. Depreciation expense was $18,349 for 1993, $17,718 for 1992 and $15,115 for 1991. Office buildings and other real estate includes property of a subsidiary's office and business center in Tampa, Florida of $29,209 and $28,906 at December 31, 1993 and 1992, respectively, and related accumulated depreciation of $6,354 and $5,291 at December 31, 1993 and 1992, respectively.

In 1993, a subsidiary of the Corporation sold the remaining equipment in its contract drilling operations.

(G) BANK LOANS

In 1992, a subsidiary of the Corporation entered into a $15,000 revolving credit agreement with a bank for financing of the subsidiary's activities performed under a client's contract for engineering services. The agreement was collateralized by an assignment of the contract to the bank and payments received from the client are applied to outstanding borrowings which incur interest based on the London Interbank Offered Rate. At December 31, 1993, there was $5,677 outstanding under the revolving credit agreement.

(H) OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following at December 31:


                                            ------------------------
                                              1993             1992
- --------------------------------------------------------------------
Salaries and benefits                       $15,358          $18,433
Insurance premiums                           18,018           18,501
Other                                        13,455           12,541
- --------------------------------------------------------------------
                                            $46,831          $49,475
- --------------------------------------------------------------------


(I) LONG-TERM DEBT

Long-term debt consists of the following at December 31:


                                                             ------------------------
                                                               1993             1992
- -------------------------------------------------------------------------------------
Mortgage loans:
 Due in 1993, interest at 6 1/2%                             $    --          $ 5,050
 Due in 1994, interest at 6 1/2%                                  --            9,345
 Due in 1994, interest at prime rate plus 1%                      --            6,723
 Due in 1996, interest at 9 1/8%                               6,000            7,661
 Due in 1998, interest at 5.18 %                              20,497               --
 Due in 2009, interest at 6.44%                               22,667               --
Capitalized lease obligations                                  3,067            3,989
- -------------------------------------------------------------------------------------
                                                              52,231           32,768
Less current portion                                           4,492            8,000
- -------------------------------------------------------------------------------------
                                                             $47,739          $24,768
- -------------------------------------------------------------------------------------

In 1992, a subsidiary of the Corporation obtained a construction loan from a bank to finance the acquisition of land and the construction of an office building to be occupied by an engineering subsidiary of the Corporation. At December 31, 1993, the balance outstanding was $22,667. In February 1994, this construction loan was refinanced with a permanent mortgage obtained from a life insurance company. The mortgage amount is $29,000 and the loan term is 15 years. Collateral for the mortgage loan consists of the land and building. A reclassification of the loan balance from bank loans to long-term debt has been made to the December 31, 1993 balance sheet to give effect to this transaction.

The Corporation and its subsidiaries have mortgage loans collateralized by office buildings and other real estate with a net book value of $57,795 at December 31, 1993. The 9 1/8% mortgage loan was incurred in connection with a subsidiary's purchase of an office building and principal and interest is payable monthly. The remaining mortgage loans were assumed in connection with a subsidiary's office and business center in Tampa, Florida and principal and interest is due monthly. The mortgage loans that were previously due in 1993 and 1994 have been renewed and will mature in 1998. The interest rate is fixed for one year and is based on U.S. Government securities rates. Principal payments required on long-term debt in the years 1994 through 1998 are $4,492, $4,480, $4,787, $1,720 and $19,382, respectively.

(J) OTHER NON-CURRENT LIABILITIES

Other non-current liabilities includes the accrued cost of the Employee Stock Ownership Plan of $16,031 at December 31, 1993 and $17,605 at December 31, 1992.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


(K) COMMITMENTS AND CONTINGENCIES

Rental expense was $12,600 in 1993, $16,000 in 1992 and $15,300 in 1991. The
Corporation and subsidiaries have leases for office space, computer equipment and other office equipment with varying lease terms. All noncancelable leases have been categorized as either capital or operating and under most leasing arrangements the Corporation and subsidiaries pay the property taxes, insurance and maintenance and expenses related to the leased properties. Future minimum lease payments, net of sublease income, under long-term leases as of December 31, 1993 are as follows:


                                          --------------------------
                                            CAPITAL        OPERATING
                                             LEASES          LEASES
- --------------------------------------------------------------------
1994                                         $1,363          $ 6,500
1995                                          1,024            6,900
1996                                          1,003            8,100
1997                                             16            6,800
1998                                             --            6,300
1999 and thereafter                              --           45,900
- --------------------------------------------------------------------
Total minimum lease payments                  3,406          $80,500
                                                             -------
Amount representing interest                    339
- ---------------------------------------------------
Present value of minimum lease payments      $3,067
- --------------------------------------------------------------------

The current portion of the present value of the minimum lease obligations under capital leases as of December 31, 1993 amounted to $1,166.

The Corporation and certain subsidiaries have been named as defendants, along with others, in legal actions claiming damages in connection with engineering and construction projects and other matters. Most such actions involve claims for personal injury or property damage which occur from time to time in connection with services performed by subsidiaries relating to project or construction sites, and for which coverage under appropriate insurance policies usually applies; other actions arise in the normal course of business including employment-related claims and contractual disputes for which insurance coverage or other contractual provisions may or may not apply. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by subsidiaries of the Corporation, and often such matters may be resolved without going through a complete and lengthy litigation process. Management believes, on the basis of its examination and consideration of these matters, including consultation with counsel, that these legal actions will not result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements. In addition, a subsidiary of the Corporation is a plaintiff in a legal action to recover damages, attorneys' fees and other monetary relief from its insurance carriers. No provision has been made in the financial statements for any potential recoverable amounts.

In a contract-related lawsuit, the jury returned a verdict against a subsidiary of the Corporation. Although the subsidiary has filed a post-trial motion to set the judgment aside and intends to appeal the damage award asserted against it if this relief is not granted, the subsidiary recorded a $4,000 charge in connection with this matter.

The Corporation co-signed a note for a mortgage loan collateralized by land and an office building owned by a 50%-owned joint venture. The loan will mature in 1997 and totaled $7,578 at December 31, 1993.

A subsidiary of the Corporation is a partner in a joint venture in an electric cogeneration facility, which commenced operations in late 1992. An additional equity investment of $5,000 was made in 1993 resulting in a total investment of $6,000 which approximates the carrying value at December 31, 1993. The Corporation has obtained bank letters of credit amounting to $1,500 at December 31, 1993 in favor of the bank financing the project to assure that certain financial obligations with respect to the project will be met.

In 1993, a subsidiary of the Corporation renewed an agreement with a bank to provide a short-term unsecured line of credit totaling $10,000, and in January 1994, that subsidiary renewed an agreement with a second bank to provide a short-term unsecured line of credit totaling $10,000. Borrowings under these agreements are to be used for general corporate purposes and incur interest based on the prime rate, money market rates, 1 1/2% above the London Interbank Offered Rate or 1% above the Eurodollar's rate. A commitment fee of 3/16% per annum is paid to the banks on the unused portion of the facility. A foreign subsidiary of the Corporation has an overdraft banking facility of $3,000, which is used for general corporate purposes and incurs interest based on 1% over the bank's published Base Rate. At December 31, 1993, no amounts were outstanding under the lines of credit or the overdraft banking facility.

At December 31, 1993, subsidiaries of the Corporation have contingent liabilities arising from guarantees to banks for credit facilities extended to affiliates for general operating purposes of approximately $17,749.

The Corporation and its subsidiaries place their cash and cash equivalents and U.S. Government securities with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution.

(L) EMPLOYEE STOCK OWNERSHIP AND RESTRICTED STOCK PLANS

Under the terms of the Employee Stock Ownership Plan, the Corporation and participating subsidiaries make contributions to a trust which can acquire from the Corporation up to 5,000,000 shares of Common Stock of the Corporation, for the exclusive benefit of participating employees.

The notes receivable from the Employee Stock Ownership Trust, received as consideration by the Corporation for the 4,000,000 shares of Common Stock sold to the Trust in prior years, are payable in level payments of principal and interest over 20 years. At December 31, 1993 the balance of the notes receivable from the

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


Trust was $33,549. The unamortized cost of the shares is being funded by annual contributions necessary to enable the Trust to meet its current obligations, after taking into account dividends received on the Common Stock held by the Trust. The net cost of the Plan is being amortized over 20-year periods from the dates of acquisition of shares. The charge to income was $1,562 in 1993, $1,567 in 1992 and $1,602 in 1991.

Under the terms of the Restricted Stock Plan, which will terminate June 1, 1998 unless extended, the Corporation may award up to a total of 2,400,000 shares of the Common Stock of the Corporation to key employees. Restricted Stock Plan awards of 22,000 shares in 1993 and 2,000 shares in 1991, previously held in the Treasury, were granted subject to the restrictions described in the Plan. The market value of the shares awarded is being charged to income over the vesting period of five years. At December 31, 1993, 1,726,200 shares have been awarded, net of shares forfeited, and the unamortized portion of the market value was $1,011.

(M) RETIREMENT PLANS

The Corporation and domestic subsidiaries have a noncontributory defined benefit plan covering executive, administrative, technical and other employees. The benefits for this plan are based primarily on years of service and employees' career pay. The Corporation's policy is to make contributions which are equal to current year cost plus amortization of prior service cost, except as limited by full funding restrictions. Plan assets consist principally of common stocks, bonds and U.S. Government obligations.

In 1993, the Corporation offered an Incentive Retirement Program for employees of two of its subsidiaries. In excess of two hundred employees elected to retire under this Program. Total Program costs of $9,081 ($5,460, or $.36 per share, after tax), including $89 for incentive benefits from a non-qualified Supplemental Retirement Plan, representing the actuarially determined present value of Program benefits, were charged to operating and general expenses with a corresponding offset to prepaid pension cost of $8,992 and $89 to other accrued liabilities.

Effective January 1, 1992, the Corporation changed its method for determining the calculated value of the assets of its pension plan for purposes of calculating annual pension cost under Financial Accounting Standards Board Statement No. 87. This calculated value is the basis for computing the annual expected return on plan assets, which is part of the net amortization and deferral component of pension cost. This calculated value recognizes changes in fair value of assets over five years.

The effect of this change before the cumulative effect of the change on prior years results was to increase income before extraordinary item and net income for the year 1992 by $1,391 (net of taxes of $931), or $.09 per share. The total cumulative effect on prior years to December 31, 1991 was $3,229 (net of taxes of $2,161), or $.21 per share, which was a one time increase in income for the year 1992.

A comparison of pro forma amounts showing the effects of applying the new method retroactively is presented below:


                                             -----------------------
                                              1992             1991
- --------------------------------------------------------------------
Income before extraordinary item             $9,340          $17,697
  Per share                                     .62             1.16
Net income                                    9,586           18,885
  Per share                                     .64             1.25
- --------------------------------------------------------------------

Pension cost for the domestic plan includes the following components:


                                            -----------------------------------------
                                               1993            1992             1991
- -------------------------------------------------------------------------------------
Service cost -- benefits earned
 during the year                          $   8,561        $   8,334        $   7,149
Interest cost on projected
 benefit obligation                          27,332           25,101           21,191
Actual return on assets                     (56,275)         (29,579)         (81,652)
Net amortization and deferral                 6,429          (17,607)          37,994
- -------------------------------------------------------------------------------------
Net pension expense (credit)               $(13,953)*       $(13,751)**      $(15,318)
- -------------------------------------------------------------------------------------

*   Does not include Incentive Retirement Program charges of $8,992.
** Does not include the cumulative effect of a change in accounting principle on prior years of $(5,390).

A reconciliation of the domestic plan's funded status to the balance sheet prepaid pension cost is as follows at December 31:


                                           -------------------------
                                             1993             1992
- --------------------------------------------------------------------
Actuarial present value of benefits:
 Vested benefit obligation                $(362,749)       $(297,974)
- --------------------------------------------------------------------
 Accumulated benefit obligation           $(369,109)       $(300,995)
- --------------------------------------------------------------------
 Projected benefit obligation             $(388,922)       $(322,084)
Plan assets at fair value                   477,237          439,889
- --------------------------------------------------------------------
Excess of assets over projected
 benefit obligation                          88,315          117,805
Unrecognized prior service cost              22,809           25,156
Unrecognized net loss or (gain)              27,598            1,183
Unrecognized net transition (asset)         (51,182)         (61,565)
- --------------------------------------------------------------------
Prepaid pension cost                      $  87,540        $  82,579
- --------------------------------------------------------------------

The plan's funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using assumed discount rates of 7 1/2% at December 31, 1993, 8% at the June 1, 1993 interim measurement and 8 1/2% at December 31, 1992 and assumed long-term rate of compensation increases of 4 1/2%, 5% and 6% at December 31, 1993, June 1, 1993 and December 31, 1992, respectively. Pension cost was determined using an assumed long-term rate of return on plan assets of 10% for 1993, 1992 and 1991.

In 1993, a foreign subsidiary of the Corporation recorded a curtailment gain of $1,072, resulting from a significant reduction in defined benefit accruals for present employees' future services. Pension expense (credit) for foreign subsidiaries was $(436) in 1993, $998 in 1992 and $349 in 1991. Assets and liabilities of foreign pension plans are not material.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


(N) FOREIGN SUBSIDIARIES

The gross earnings and net assets of foreign subsidiaries amounted to $27,595 and $10,615 in 1993, $26,030 and $8,146 in 1992 and $29,627 and $12,355 in
1991. The net income (loss) of foreign subsidiaries was $2,551 in 1993, $(2,512) in 1992 and $2,845 in 1991.

(O) BUSINESS SEGMENTS

The Corporation, through its subsidiaries, is principally engaged in providing professional engineering, design, construction, consulting and full environmental services for petrochemical, refining, power, industrial, governmental, transportation and civil works projects. The Corporation's cold storage and related activities business offers consolidated distribution of frozen products for food processors and others throughout the Southeast.

Export gross earnings were less than 10% of consolidated gross earnings. Although the Corporation has numerous clients and is not dependent on any single client, one or a few clients may contribute a substantial portion of the Corporation's consolidated gross earnings in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of years. The engineering, construction and consulting services segment had one client in 1993 who accounted for 17% of consolidated gross earnings and had no single client in 1992 or 1991 who accounted for 10% or more of consolidated gross earnings. The cold storage and related activities business segment had no single client providing 10% or more of consolidated gross earnings.

Information regarding business segments is shown on page A-19 and is incorporated herein.

(P) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tabulation sets forth unaudited quarterly financial data for the years 1993 and 1992:

- ----------------------------------------------------------------------------------------------------
                                         FIRST            SECOND             THIRD            FOURTH
1993                                    QUARTER           QUARTER           QUARTER          QUARTER
- ----------------------------------------------------------------------------------------------------
Gross Earnings                          $72,834           $78,221           $65,439          $63,298
Income (Loss) before Income Taxes         4,440               435             4,519             (941)
Net Income (Loss)                         2,705                77             1,213           (2,043)
Net Income (Loss) per share *               .18               .01               .08             (.14)
====================================================================================================

* Includes cumulative effect of a change in accounting principle per share of $.16 for the first quarter; costs associated with the Incentive Retirement Program of $.36 per share for the second quarter; costs related to an increase in the statutory federal income tax rate on corporations from 34% to 35% of $.08 per share and a foreign pension curtailment gain of $.07 per share for the third quarter; a charge for a judgment against a subsidiary of the Corporation of $.16 per share and a charge for an IRS settlement of $.09 per share for the fourth quarter.


- ----------------------------------------------------------------------------------------------------
                                         FIRST            SECOND             THIRD            FOURTH
1992                                    QUARTER          QUARTER*           QUARTER*         QUARTER*
- ----------------------------------------------------------------------------------------------------
Gross Earnings                          $65,796           $76,028           $68,783          $72,490
Income before Income Taxes                1,671            11,371             3,129            7,436
Net Income                                3,356             5,573               581            3,305
Net Income per share **                     .22               .37               .04              .22
- ----------------------------------------------------------------------------------------------------

* Includes gross earnings of $3,734, $290 and $374, net income of $2,364 , $191 and $247 and net income per share of $.16 , $.01 and $.02 resulting from the sale of investment securities for the second , third and fourth quarters, respectively.

** Includes extraordinary item per share of $.01 and $.01 for the first and second quarters, and cumulative effect of a change in accounting principle per share of $.21 for the first quarter.

A substantial portion of the Corporation's business is derived from long-term engineering and construction contracts. Gross earnings are determined on the percentage-of-completion method. Under this method, revisions to earnings estimates recorded in any quarterly period may be adjustments to revenue recognized in prior periods and may in turn be further adjusted during subsequent quarters. Accordingly, historical results may vary from quarter to quarter.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments at December 31, 1993 follows:

The carrying amounts for cash and cash equivalents and U.S. Government securities approximate their fair values because of the short maturity of the instruments. Investment securities are carried at fair value based on quoted market prices.

Long-term debt, excluding capital lease obligations, consists primarily of mortgage loans related to our real estate operations in Tampa, Florida, which were renewed in 1993. The fair value of these mortgage loans approximates the carrying value at December 31, 1993. The carrying value of the mortgage loan for a subsidiary's office building amounted to $6,000 compared with a fair value of $6,217 based on quoted market prices for similar issues or on current rates available to the Corporation for debt with similar terms and maturities.

In addition, the Corporation and its subsidiaries have entered into other financial agreements in the normal course of business. These agreements, which by their nature contain potential risk of loss, include lines of credit, letters of credit, performance bonds and performance guarantees. The fair values of the lines of credit, letters of credit, performance bonds and performance guarantees are estimated at $340, based on the fees paid to obtain the obligations.

(R) RECLASSIFICATIONS

Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the 1993 presentation.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

SELECTED FINANCIAL DATA
(All dollar amounts, except per share amounts, are in thousands.)

                                                         ---------------------------------------------------------------------
                                                                                YEARS ENDED DECEMBER 31,
                                                            1993            1992          1991           1990          1989
- ------------------------------------------------------------------------------------------------------------------------------
Gross Earnings:
 Engineering, construction and consulting services         $234,251      $238,813       $232,795       $205,471       $227,569
 Cold storage and related activities                         16,914        15,698         15,348         14,378         11,726
 Oil and gas interests                                       10,885        11,266         11,963         14,308         16,645
 Dividends and interest                                       4,246         4,895          7,337         12,731         20,528
 Profits on investment securities (Note 1)                       --         4,398             --          4,274          4,155
 Other                                                       13,496         8,027          8,976         12,885          8,642
- ------------------------------------------------------------------------------------------------------------------------------
    Total                                                  $279,792      $283,097       $276,419       $264,047       $289,265
- ------------------------------------------------------------------------------------------------------------------------------
Net Income (Notes 1, 2, 3 and 4)                           $  1,952      $ 12,815       $ 17,605       $  8,888       $ 20,797
- ------------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding                     14,978,000    14,999,000     15,055,000     15,124,000     15,161,000
- ------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share (Notes 1, 2, 3 and 4)                   $  .13        $  .85          $1.17          $ .59          $1.37
- ------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                                 $  .60        $  .60          $ .60          $1.05          $1.20
- ------------------------------------------------------------------------------------------------------------------------------
Total Assets (Note 5)                                      $679,842      $614,654       $602,431       $569,095       $565,927
- ------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                             $ 47,739      $ 24,768       $ 28,022       $ 11,350       $ 21,626
- ------------------------------------------------------------------------------------------------------------------------------

Notes:  (1) Reflects gain on sale of investment securities, which increased net income by $2,802, or $.19 per share in 1992, as explained in Note E to the Consolidated Financial Statements, $2,853, or $.19 per share in 1990 and $2,774, or $.18 per share in 1989.
        (2) Includes an extraordinary item from utilization of foreign subsidiaries' net operating loss carryforwards, which increased net income by $246, or $.02 per share in 1992, $1,188, or $.09 per share in 1991 and $1,346, or $.09 per share in 1990.
        (3) Includes cumulative effect of a change in accounting principle, which increased net income by $2,322, or $.16 per share in 1993 and $3,229, or $.21 per share in 1992.
        (4) Includes a foreign pension curtailment gain which increased net income in 1993 by $1,072, or $.07 per share, and costs which decreased net income in 1993 as follows: $5,460, or $.36 per share, associated with the Incentive Retirement Program; $1,131, or $.08 per share, relating to an increase in the statutory federal income tax rate on corporations from 34% to 35%; $2,340, or $.16 per share, relating to a judgment against a subsidiary of the Corporation and $2,015, or $.13 per share, relating to an IRS settlement in connection with prior years' income tax returns.
        (5) Total assets at December 31, 1993 includes an increase of $38,423, as a result of carrying investment securities at a fair market value of $40,836, due to the adoption of Financial Accounting Standards Board Statement No. 115 -- Accounting for Certain Investments in Debt and Equity Securities.

MARKET AND DIVIDEND INFORMATION

Principal Market - New York Stock Exchange

- -------------------------------------------------------------
                       SALES PRICE OF          DIVIDENDS PAID
                       COMMON SHARES             PER SHARE
- -------------------------------------------------------------
                     1993           1992         1993    1992
- -------------------------------------------------------------
QUARTER          HIGH    LOW    HIGH    LOW
- -------------------------------------------
First           25 5/8 21 7/8  31     27 3/8    $.15    $.15
Second          26 1/2 21 1/4  28 1/4 23 3/4     .15     .15
Third           29 1/8 24 5/8  28 1/8 25 1/8     .15     .15
Fourth          30 1/4 26 1/4  26     24         .15     .15
- ------------------------------------------------------------


The Corporation has purchased and may continue to purchase from time to time additional shares of its Common Stock for general corporate purposes on the New York Stock Exchange, or otherwise. However, there is no assurance that the Corporation will continue to purchase shares of its Common Stock. The approximate number of record holders of Common Stock as of December 31, 1993 was 6,800. The Common Stock is also listed for trading on the Boston Stock Exchange.

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

REPORT OF MANAGEMENT


The management of Stone & Webster, Incorporated is responsible for the preparation of the financial statements and related notes included in this annual report to stockholders. The financial statements have been prepared in conformity with generally accepted accounting principles and accordingly include certain amounts which represent management's best estimates and judgments.

Management maintains internal systems to assist it in fulfilling its responsibility for financial reporting, including careful selection of personnel, segregation of duties and the maintenance of formal accounting and reporting policies and procedures. While no system can ensure elimination of all errors and irregularities, the systems have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. These systems are reviewed and modified in response to changing conditions. Management believes that the Corporation's system of internal controls is adequate to accomplish the objectives discussed herein.

The system is supported by an internal auditing function that operates worldwide and reports its findings to management throughout the year. The Corporation's independent accountants are engaged to express an opinion on the year-end financial statements. The independent accountants review and test the system of internal accounting controls and the data contained in the financial statements to the extent required by generally accepted auditing standards as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

The Audit Committee of the Board of Directors, which is comprised of outside directors, meets regularly with management, the internal auditors and the independent accountants to discuss the adequacy of internal controls, the reported financial results and the results of the auditors' examinations. The internal auditors and the independent accountants have direct access to the Audit Committee and meet privately with the Committee.


William F. Allen, Jr.                           William M. Egan
Chairman of the Board and                       Executive Vice President and
Chief Executive Officer                         Chief Financial Officer


Bruce C. Coles
President

                                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


BUSINESS SEGMENT INFORMATION
(See Note O to Consolidated Financial Statements)
(All dollar amounts are in thousands.)


- ------------------------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                            GROSS EARNINGS (NOTE 1)     OPERATING PROFIT (NOTE 4)  IDENTIFIABLE ASSETS (NOTE 5)
                                              1993     1992     1991       1993     1992     1991       1993     1992     1991
- ------------------------------------------------------------------------------------------------------------------------------------
Engineering, construction and
 consulting services (Note 2)                $243,996 $243,591 $239,050  $   9,879 $ 23,456 $31,238   $474,168 $437,034 $435,611
Cold storage and related activities (Note 2)   16,939   15,714   15,369      5,286    4,206   3,932     35,015   35,760   37,216
Other (Note 3)                                 15,767   15,776   16,413      2,833    1,100    (222)    68,981   71,581   71,514
- ------------------------------------------------------------------------------------------------------------------------------------
 Total                                        276,702  275,081  270,832     17,998   28,762  34,948    578,164  544,375  544,341
General corporate dividends and interest        3,090    3,618    5,587      3,090    3,618   5,587
Profits on investment securities                  --     4,398      --         --     4,398     --
General corporate expenses                                                 (10,029) (10,150) (8,750)
Interest expense                                                            (2,606)  (3,021) (3,659)
General corporate assets (Note 6)                                                                      101,678   70,279   58,090
- ------------------------------------------------------------------------------------------------------------------------------------
 Total Gross Earnings, Income before Income
   Taxes and Total Assets                    $279,792 $283,097 $276,419  $   8,453 $ 23,607 $28,126   $679,842 $614,654 $602,431
- ------------------------------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                  GROSS EARNINGS              OPERATING PROFIT           IDENTIFIABLE ASSETS
                                              1993     1992     1991       1993     1992     1991       1993     1992     1991
- ------------------------------------------------------------------------------------------------------------------------------------
United States (Note 7)                      $246,434 $246,284 $238,197     $12,365 $28,494  $30,244    $535,641 $506,247 $505,903
Foreign (Note 8)                              30,268   28,797   32,635       5,633     268    4,704      42,523   38,128   38,438
- ------------------------------------------------------------------------------------------------------------------------------------
 Total Gross Earnings, Operating Profit and
   Identifiable Assets                      $276,702 $275,081 $270,832     $17,998 $28,762  $34,948    $578,164 $544,375 $544,341
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                                                         DEPRECIATION, DEPLETION
                                                                              AND AMORTIZATION           CAPITAL EXPENDITURES
                                                                           1993     1992     1991       1993     1992     1991
- ------------------------------------------------------------------------------------------------------------------------------------
Engineering, construction and consulting services                         $15,182 $14,549  $12,863     $29,389 $24,018  $13,109
Cold storage and related activities                                         2,025   1,976    1,665         863     579    7,711
Other (Note 3)                                                              2,928   3,599    4,286       1,427   2,349    2,378
- ------------------------------------------------------------------------------------------------------------------------------------
 Total                                                                    $20,135 $20,124  $18,814     $31,679 $26,946  $23,198
- ------------------------------------------------------------------------------------------------------------------------------------

Notes: (1) Total segment gross earnings include gross earnings from unaffiliated customers as reported in the consolidated income statement. In computing segment gross earnings, general corporate dividends and interest and profits on investment securities have been excluded.
       (2) To reconcile segment gross earnings information with consolidated amounts, the following items have been included in the engineering, construction and consulting services segment: $1,060, $1,183 and $1,537 of interest income and $8,685, $3,595 and $4,718 of other gross earnings for the years 1993, 1992 and 1991, respectively; and, the following items have been included in the cold storage and related activities segment: $12, $11 and $16 of interest income for the years 1993, 1992 and 1991, respectively, and $13 of other gross earnings for the year 1993 and $5 for the years 1992 and 1991.
       (3) The Other segment includes oil and gas and real estate businesses that historically have never been reported as separate segments.
       (4) Segment operating profit comprises total segment gross earnings, as defined in Note 1, less operating expenses and before general corporate expenses, interest expense and income taxes, including taxes which are calculated based on gross receipts.
       (5) Identifiable assets are those assets that are used in the operations of each segment.
       (6) General corporate assets are principally cash, U.S. Government securities and investment securities. Corporate assets at December 31, 1993 includes an increase of $38,423 as a result of carrying investment securities at fair market value.
       (7) Includes export sales of $22,277, $24,171 and $16,018 for the years 1993, 1992 and 1991, respectively, primarily to Asia/Pacific Rim, Middle East and Canada.
       (8) Gross earnings principally to Asia/Pacific Rim, Canada, Europe and Middle East.

                    STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

            SCHEDULE I - MARKETABLE SECURITIES - OTHER SECURITY INVESTMENTS

                                as at December 31, 1993

                        (All dollar amounts are in thousands.)

        Col. A                           Col. B         Col. C               Col. D                   Col. E

                                                                                                         Amount at Which
                                                                                                         Each Portfolio
                                             Number of                                                  of Equity Security
                                          Shares or Units-                      Market Value          Issues and Each Other
                                          Principal Amount    Cost of          of Each Issue at       Security Issue Carried
Name of Issuer and Title of Each Issue   of Bonds and Notes  Each Issue       Balance Sheet Date       in the Balance Sheet

Investment securities, at cost:

  Tenneco Inc., common stock                 700,317 shs.     $2,071              $36,854                  $36,854

  Miscellaneous                                                  342                3,982                    3,982

    Total                                                     $2,413              $40,836                  $40,836



                 STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                     (All dollar amounts are in thousands.)


                                                                                    Other Changes
                                                                                     Add (Deduct)
                                       Balance at                              Cumulative                    Balance at
                                       Beginning   Additions                   Translation                     End of
          Classification               of Period    at Cost     Retirements    Adjustments    Other            Period

For the Year 1993
Oil and gas properties                 $ 29,587     $   893       $ 1,820       $  -          $  365 (A)       $ 29,025
Contract drilling equipment              17,031        -           16,665          -            (366)(B)            -
Cold storage plant & equipment           47,442         863           129          -               9 (C)         48,185
Office buildings & other real estate    132,485       1,806             1          -              (1)(C)        134,289
Construction in progress                  2,357      22,048           -            -             -               24,405
Furniture and equipment                 129,704       6,069         4,671          (355)          (6)(C)        130,741
                                       $358,606     $31,679       $23,286       $  (355)      $    1           $366,645

For the Year 1992
Oil and gas properties                 $ 30,825     $ 1,377       $ 2,604       $   -         $  (11)(C)       $ 29,587
Contract drilling equipment              17,031         -            -              -            -               17,031
Cold storage plant & equipment           46,887         579            19           -             (5)(C)         47,442
Office buildings & other real estate    124,567       7,928            10           -            -              132,485
Construction in progress                    -         2,357          -              -            -                2,357
Furniture and equipment                 117,255      14,705         3,115        (1,850)       2,709 (D)        129,704
                                       $336,565     $26,946       $ 5,748       $(1,850)      $2,693           $358,606

For the Year 1991
Oil and gas properties                 $ 31,799     $ 1,470       $ 2,407       $   -         $  (37)(C)       $ 30,825
Contract drilling equipment              18,973         -           1,942           -            -               17,031
Cold storage plant & equipment           39,254       7,711            81           -              3 (C)         46,887
Office buildings & other real estate    123,071       1,842           307           -            (39)(C)        124,567
Furniture and equipment                 108,470      12,175         5,952          (865)       3,427 (D)        117,255
                                       $321,567     $23,198       $10,689       $  (865)      $3,354           $336,565

Notes:
(A) Represents transfers in of $351 and miscellaneous adjustments of $14.
(B) Represents transfers out of $(351) and miscellaneous adjustments of $(15).
(C) Represents miscellaneous adjustments.
(D) Represents reclassifications from another balance sheet account and miscellaneous adjustments.
                                        A-21

                   STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES
          SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                           OF PROPERTY, PLANT AND EQUIPMENT
                        (All dollar amounts are in thousands.)

                                                                                    Other Changes
                                                                                    Add (Deduct)
                                       Balance at                              Cumulative                    Balance at
                                       Beginning   Additions                   Translation                     End of
          Classification               of Period    at Cost     Retirements    Adjustments     Other           Period

For the Year 1993
Oil and gas properties                 $ 20,234     $ 1,485       $ 1,820       $   -         $  801 (A)       $ 20,700
Contract drilling equipment              15,828         129        16,665           -            708 (B)            -
Cold storage plant & equipment           13,670       2,025           129           -             22 (C)         15,588
Office buildings & other real estate     32,661       3,884             1           -              -             36,544
Furniture and equipment                  83,932      12,612         4,671          (248)         252 (D)         91,877
                                       $166,325     $20,135       $23,286       $  (248)      $1,783           $164,709

For the Year 1992
Oil and gas properties                 $ 20,580     $ 2,037       $ 2,604       $   -         $  221 (E)       $ 20,234
Contract drilling equipment              15,577         251           -             -             -              15,828
Cold storage plant & equipment           11,713       1,976            19           -             -              13,670
Office buildings & other real estate     29,243       3,428            10           -             -              32,661
Furniture and equipment                  75,960      12,432         3,115        (1,376)          31 (F)         83,932
                                       $153,073     $20,124       $ 5,748       $(1,376)      $  252           $166,325

For the Year 1991
Oil and gas properties                 $ 20,362     $ 2,476       $ 2,407       $   -         $  149 (G)       $ 20,580
Contract drilling equipment              17,050         272         1,942           -            197 (H)         15,577
Cold storage plant & equipment           10,084       1,665            81           -             45 (H)         11,713
Office buildings & other real estate     26,063       3,466           307           -             21 (H)         29,243
Furniture and equipment                  71,389      10,935         5,952          (722)         310 (I)         75,960
                                       $144,948     $18,814       $10,689       $  (722)      $  722           $153,073

Notes:
(A) Represents net salvage of $593, transfers in of $189 and other adjustments of $19.
(B) Represents net salvage of $912, transfers out of $(189) and other adjustments of $(15).
(C) Represents net salvage of $13 and other adjustments of $9.
(D) Represents net salvage of $259 and other adjustments of $(7).
(E) Represents net salvage of $75 and other adjustments of $146.
(F) Represents net salvage of $4 and other adjustments of $27.
(G) Represents net salvage of $78 and other adjustments of $71.
(H) Represents net salvage.
(I) Represents net salvage of $285 and other adjustments of $25.

See notes to Schedule VI on page A-23.

                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

                NOTES TO SCHEDULE VI-PROPERTY, PLANT AND EQUIPMENT
                         for the years 1993, 1992 and 1991


Depreciation and amortization are provided principally on a straight-line basis at the following annual rates:

                                     1993              1992              1991

Oil and gas properties:
  Lease and well equipment            *                 *                 *
  Pipeline properties                 *                 *                 *
  Depletable oil and gas
     properties                       *                 *                 *
  Unproved oil and gas
     properties                  8.0% to 28.3%     8.0% to 28.3%     8.0% to 28.3%
  Other depreciable properties       10.0%             10.0%             10.0%

Contract drilling equipment           -            3.2% to 20.0%     3.2% to 20.0%

Cold storage plant and
  equipment                      1.9% to 14.3%     1.9% to 14.3%     1.9% to 14.3%

Office buildings                 2.0% to  3.3%     2.0% to  3.3%     2.0% to  3.3%

Furniture and equipment          6.7% to 25.0%     6.7% to 25.0%     6.7% to 25.0%


Expenditures for maintenance and repairs are charged against income;
  expenditures for renewals and betterments, except minor items, are capitalized.

* Depreciation of lease and well equipment and pipeline properties and depletion of oil and gas properties are provided by the units of production method.

                       STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

                              SCHEDULE IX - SHORT-TERM BORROWINGS

                               for the years 1993, 1992 and 1991

                            (All dollar amounts are in thousands.)



          Col. A                     Col. B          Col. C          Col. D              Col. E              Col. F

        Category of                  Balance        Weighted      Maximum Amount      Average Amount     Weighted Average
        Aggregate                    at End         Average         Outstanding        Outstanding        Interest Rate
        Short-Term                     of           Interest        During the          During the         During the
        Borrowings                   Period           Rate            Period            Period (C)          Period (D)

Year Ended December 31, 1993
  Bank loans (A)                     $5,677         3.91%           $ 7,509             $ 6,191             3.92%
  Construction Loans (B)                -              -             22,667              12,494             4.83

Year Ended December 31, 1992
  Bank loans (A)                      3,950         4.16              3,950                 871             4.91
  Construction loans (B)              2,997         6.00              2,997                 250             6.00

Year Ended December 31, 1991
  Bank loans (A)                        -              -              1,782                 195            13.26
  Construction loans (B)                -              -              3,388               1,974             8.86

Notes:
(A)  Bank loans represent borrowings under revolving lines of credit.

(B) Represents loans for construction of buildings. In February 1994, the December 31, 1993 construction loan balance was refinanced with a permanent mortgage. A reclassification of this loan balance to long-term debt has been made to the December 31, 1993 Consolidated Balance Sheet to give effect to this transaction.

(C) The average amount outstanding during the period was calculated using month-end outstanding principal balances during the year.

(D) The weighted average interest rate during the period was computed by averaging the month-end interest rates on each borrowing, with each month-end rate being weighted in proportion to the related month-end outstanding amount.

                  STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

              SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                         for the years 1993, 1992 and 1991

                      (All dollar amounts are in thousands.)


         Item Description                         Charged to Costs and Expenses
                                                   1993        1992        1991

Maintenance and repairs                           $2,860      $2,588      $3,234

Taxes, other than income and payroll taxes

    Real estate                                    5,223       6,146       5,982
    Other                                          1,666       2,042       1,547


Note - Depreciation and amortization of intangible assets, royalties and advertising costs have been omitted because each of the items does not exceed 1 percent of gross earnings in the related Consolidated Statement of Income.

Form 10-K 1993                                 Stone & Webster, Incorporated

COOPERS                                        Certified Public Accountants
& LYBRAND


                REPORT OF INDEPENDENT ACCOUNTANTS
                             _______




To the Stockholders and Board of
  Directors of Stone & Webster, Incorporated


We have audited the consolidated financial statements and the financial statement schedules of Stone & Webster, Incorporated and Subsidiaries listed in the index on page A-1 of the Form 10-
K. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone & Webster, Incorporated and Subsid-iaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes D and E to the consolidated financial statements, the Corporation changed its method of accounting for income taxes and investment securities in 1993. Additionally, as discussed in Note M to the consolidated financial statements, the Corporation changed its method for determining the calculated value of the assets of its pension plan for purposes of calculat-ing annual pension cost in 1992.







                                   COOPERS & LYBRAND





New York, New York
February 15, 1994
                                       A-26

Form 10-K 1993                                   Stone & Webster, Incorporated

EXHIBIT INDEX

No.                     Exhibit

(3) (i)   Restated Certificate of Incorporation
          (incorporated by reference)
    (ii)  By-Laws (filed herewith)


(10) (a)  Material Contracts - Restricted Stock
           Plan and form of grant (incorporated by reference)
     (b) Material Contracts - Form of letter agreement relating to other benefits (incorporated by reference)

(21) Subsidiaries of the Registrant

(23) Consent of Independent Accountants.