Form 10-Q
period 1994-03-31
STONE & WEBSTER INC
filed 1994-05-16
CIK 94601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

                  Commission File Number 1-1228



                 Stone & Webster, Incorporated
     (Exact name of registrant as specified in its charter)



            Delaware                         13-5416910
     (State of Incorporation)     (I.R.S. Employer Identification No.)




             250 West 34th Street, New York, N.Y.   10119
          (Address of Principal Executive Offices)(Zip Code)

Registrant's Telephone Number (including area code)(212) 290-7500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   .  No       .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 14,977,790 shares as of April 30, 1994.

Form 10-Q                                                                    2.
  For the quarter ended March 31, 1994             Stone & Webster, Incorporated


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The consolidated financial statements required by this Item for Stone & Webster, Incorporated and Subsidiaries are contained in Attachment A which is filed herewith and made a part hereof.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          The Management's Discussion and Analysis of Financial Condition and Results of Operations required by this Item for Stone & Webster, Incorporated and Subsidiaries is contained in Attachment A which is filed herewith and made a part hereof.

PART II.  OTHER INFORMATION

Item 4.   Legal Proceedings.

          On April 22, 1994, Robert A. G. Monks, Nell Minow, and The Lens Partners (in the aggregate, holders of approximately 1% of the Registrant's outstanding shares of Common Stock), individually and as representative shareholders of Stone & Webster, Incorporated filed a civil action against the Registrant, the Registrant's Directors, Stone & Webster Engineering Corporation, the Registrant's subsidiary, and The Chase Manhattan Bank (the "Chase") in the United States District Court for the District of Massachusetts. As part of the relief, the Plaintiffs had requested a preliminary injunction seeking delay of the Registrant's Annual Meeting scheduled for May 12, 1994; however, following the filing of the Defendant's answer, this request for relief was withdrawn and the Registrant's Annual Meeting was held as scheduled. The Plaintiffs allege fraud and misstatements in violation of Sections 10b and 14 of the Securities Exchange Act of 1934 in connection with the Registrant's 1993 Annual Report, the Registrant's Proxy Statement for its 1994 Annual Meeting and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993; Registrant's breach of its fiduciary duty to inform its shareholders; that Defendant Directors and the Chase, as trustee of the Registrant's employee benefit plans (the "Plans"), have adopted policies and procedures that have caused a disenfranchisement of the Registrant's shareholders; that Chase, as trustee of the Registrant's Plans, breached its fiduciary duty as controlling shareholder of the Registrant; and violations under ERISA by Chase as trustee of the Registrant's Plans. In the filings as amended, the Plaintiffs seek: a restatement of the Registrant's 1993 Annual Report, the Registrant's Proxy Statement for its 1994 Annual Meeting, and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993; the establishment of a policy of confidentiality for all shareholder voting, the removal of the Chase, as trustee of the Registrant's

Form 10-Q                                                                    3.
  For the Quarter ended March 31, 1994            Stone & Webster,Incorporated


          Plans; the establishment of confidential voting for employee participants in the Plans; and that a receiver be appointed to marshall the Registrant's assets.

          The Registrant intends vigorously to defend this suit, has meritorious defenses against each allegation and is confident that it will prevail.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4) Instruments defining the rights of security holders, including indentures - As of March 31, 1994, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $59,979,000 principally in connection with mortgages relating to real property for a subsidiary's corporate office and business center in Tampa, Florida and for another subsidiary's office building, the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. These agreements are not filed herewith because the total amount of indebtedness authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

     (b)  Reports on Form 8-K

               Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

Form 10-Q                                                                  4.
  For the Quarter ended March 31, 1994            Stone & Webster,Incorporated



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STONE & WEBSTER, INCORPORATED



                              By:  WILLIAM M. EGAN
Dated:  May 15, 1994               William M. Egan
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Principal Financial and Accounting
                                   Officer)

Form 10-Q                                                                   5.
   For the quarter ended March 31, 1994          Stone & Webster, Incorporated


                                 ATTACHMENT A


                         Stone & Webster, Incorporated
                               and Subsidiaries

                                     Index

                                                                   Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Balance Sheet -
      March 31, 1994 and December 31, 1993                            6-7

   Consolidated Statement of Operations and Retained Earnings -
      Three Months Ended March 31, 1994 and 1993                        8

   Consolidated Statement of Cash Flows -
      Three Months Ended March 31, 1994 and 1993                        9

   Notes to Consolidated Financial Statements                       10-11

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                              12-14

Form 10-Q                                                                            6.
   For the quarter ended March 31, 1994                   Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheet (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               March 31,    December 31,
                ASSETS                                           1994          1993
Current Assets:

  Cash and cash equivalents                                    $ 47,554      $ 64,141

  U.S. Government securities, at cost, which
    approximates market.                                         51,100        54,478

  Accounts receivable (Note B)                                   96,021        99,127

  Unbilled charges under contracts                               72,009        66,731

  Deferred income taxes (Note B)                                  7,999         6,334

  Other                                                             865           947

          Total Current Assets                                  275,548       291,758


Investment Securities, at market value                           41,097        40,836

Property, Plant and Equipment                                   207,692       201,936
  At cost, less accumulated depreciation,
    depletion and amortization of $168,899
    (1993-$164,709).

Land Held for Resale, at cost                                    23,626        23,626

Prepaid Pension Cost                                             90,589        87,540

Other Assets                                                     34,513        34,146

                                                               $673,065      $679,842


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                            7.
   For the quarter ended March 31, 1994                   Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheet (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               March 31,   December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                        1994          1993
Current Liabilities:
  Bank loans                                                   $  4,623      $  5,677
  Accounts payable                                               18,884        29,139
  Dividend payable                                                2,247         2,247
  Advance payments by clients                                    25,055        24,558
  Current portion of long-term debt                               4,684         4,492
  Accrued taxes                                                   7,646         5,449
  Other accrued liabilities                                      54,435        46,831

         Total Current Liabilities                              117,574       118,393

Long-Term Debt (Note C)                                          59,979        47,739

Deferred Income Taxes (Note B)                                   60,809        64,859

Other Non-Current Liabilities                                    24,393        23,473

Stockholders' Equity:
  Preferred stock                                                  -             -
    Authorized, 2,000,000 shares of no par value;
      none issued.
  Common stock, carried at                                       65,215        65,213
    Authorized, 40,000,000 shares of $1 par value;
      issued, 17,731,488 shares, including shares held
      in treasury.
  Capital in excess of carrying value of common stock             2,860         2,860
  Retained earnings                                             409,612       424,723
  Net unrealized gain on investment securities                   25,145        24,975
  Cumulative translation adjustment                              (3,164)       (2,854)
                                                                499,668       514,917

  Less:  Common stock in treasury, at cost                       54,980        54,979
           2,753,674 shares (1993-2,753,638).
         Employee stock ownership and restricted
           stock plans                                           34,378        34,560
                                                                 89,358        89,539

         Total Stockholders' Equity                             410,310       425,378

                                                               $673,065      $679,842

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                                  8.
  For the quarter ended March 31, 1994                          Stone & Webster, Incorporated

                        Stone & Webster, Incorporated and Subsidiaries

            Consolidated Statement of Operations and Retained Earnings (Unaudited)

               (All dollar amounts, except per share amounts, are in thousands.)

                                                          3 Months Ended March 31,
                                                               1994         1993
Gross Earnings:
  Engineering, construction and
    consulting services                                    $ 42,972     $ 62,198
  Cold storage and related activities                         3,575        3,980
  Oil and gas interests                                       2,278        2,566
  Dividends and interest                                      1,059        1,086
  Other                                                       3,863        3,004

          Total                                              53,747       72,834

Operating and General Expenses # (Note A)                    62,175       56,674
Taxes, Other than Income Taxes                                5,374        5,909
Provision for Depreciation, Depletion
  and Amortization                                            4,827        5,173
Interest Expense                                                825          638

          Total                                              73,201       68,394

(Loss) Income before Income Tax (Benefit) Provision         (19,454)       4,440

Income Tax (Benefit) Provision (Note B)                      (6,533)       4,057

(Loss) Income before Cumulative Effect of a Change in
  Accounting Principle (Note B)                             (12,921)         383

Cumulative Effect of a Change in Accounting
  Principle on Prior Years (Note B)                            -           2,322

Net (Loss) Income (Note A)                                  (12,921)       2,705

Retained Earnings at beginning of period                    424,723      431,490

Income Tax Benefit of ESOP Dividends                             57           67

          Total                                             411,859      434,262

Dividends Declared                                            2,247        2,245

Retained Earnings at end of period                         $409,612     $432,017

Average Number of Shares Outstanding                     14,978,000   14,969,000

(Loss) Income before Cumulative Effect of a Change in
  Accounting Principle Per Share (Notes B and D)              $(.86)        $.02

Cumulative Effect of a Change in Accounting
  Principle on Prior Years Per Share
  (Notes B and D)                                                -           .16

Net (Loss) Income  Per Share (Notes A and D)                  $(.86)        $.18

Dividends Declared Per Share                                  $ .15         $.15

# Includes cost of gas purchased for resale of:                $308         $635

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                                  9.
   For the quarter ended March 31, 1994                         Stone & Webster, Incorporated

                        Stone & Webster, Incorporated and Subsidiaries

                       Consolidated Statement of Cash Flows (Unaudited)

               (All dollar amounts, except per share amounts, are in thousands.)

                                                                 3 Months Ended March 31,
                                                                  1994            1993
Cash Flows from Operating Activities:
  Net (Loss) Income                                            $(12,921)       $  2,705
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                    4,827           5,173
      Deferred income taxes                                      (3,798)          1,338
      Cumulative effect of a change in
        accounting principle                                        -            (2,322)
      Prepaid pension cost                                       (3,049)         (3,525)
      Amortization of market value of shares issued
        under Restricted Stock Plan                                 182             282
      Amortization of net cost of ESOP plan                         390             391
      Changes in operating assets and liabilities:
        Accounts receivable                                       4,261          13,047
        Unbilled charges under contracts                         (5,278)        (21,430)
        Other assets                                               (367)           (546)
        Accounts payable                                        (10,255)          1,267
        Advance payments by clients                                 497           1,872
        Other accrued liabilities                                 6,379           4,867
        Other                                                       282           2,990

  Net cash (used) provided by operating activities              (18,850)          6,109

Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                       21,416          21,129
  Purchases of U.S. Government securities                       (17,701)        (17,729)
  Purchases of property, plant and equipment                    (10,583)         (6,531)
  Equity contribution to joint venture                              -            (5,000)

  Net cash used by investing activities                          (6,868)         (8,131)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                   13,620             -
  Repayments of long-term debt                                   (1,188)           (801)
  Increase in bank loans                                            -             4,604
  Decrease in bank loans                                         (1,054)            (50)
  Dividends paid                                                 (2,247)         (2,245)

  Net cash provided by financing activities                       9,131           1,508

Net Decrease in Cash and Cash Equivalents                       (16,587)           (514)
Cash and Cash Equivalents at Beginning of Period                 64,141          48,732

Cash and Cash Equivalents at End of Period                     $ 47,554        $ 48,218


See accompanying notes to consolidated financial statements.

Form 10-Q                                                               10.
   For the quarter ended March 31, 1994       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(A) In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter pre-tax charge of $5,500 for severance costs, which decreased net income by $3,400, or $.23 per share. In April 1994, the Corporation announced that due to continued delays in the start-up of new work and the suspension of a significant project, the subsidiary will be required to make a further reduction of management and other staff positions which could amount to additional severance costs of approximately $10,000. In accordance with a Securities and Exchange Commission directive, the recording of the $10,000 in additional severance cost will not be made until the terms of the termination are communicated to the affected individual employees. The Corporation expects to report a loss for the year.

(B) The Corporation incurred a taxable loss of $16,430 in the first quarter of 1994 and was able to carryback $8,849 of this loss to offset taxable income generated in the years 1991 through 1993. As a result of the carryback, current taxes receivable of $3,009 is included in Accounts Receivable. A benefit of $2,577 as a result of the carryforward of the federal net operating loss has been included as a deferred tax asset which is presented as a reduction of the long-term deferred tax liability on the balance sheet.

     Effective January 1, 1993, the Corporation adopted FASB Statement No. 109, Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for the three months ended March 31, 1993 by $2,322, or $.16 per share. Other than the cumulative effect, the accounting change had no material effect on the results for the first quarter of 1993.

     The Corporation had a valuation allowance of $10,351 at December 31, 1993 for the deferred tax assets related to the net operating loss carryforwards. The net change in the valuation allowance for the first quarter of 1994 was an increase of $470 for a total valuation allowance of $10,821 at March 31, 1994. The valuation allowance at March 31, 1994 comprises $7,386 relating to the carryforwards of several of the Corporation's foreign subsidiaries and $3,435 relating to state net operating loss carryforwards.

(C) As discussed in the 1993 Annual Report to Stockholders a subsidiary of the Corporation had a mortgage loan for an office building in the amount of $22,667 at December 31, 1993. In the first quarter of 1994, additional borrowings of $6,333 were recorded by the subsidiary in long-term debt bringing the total mortgage loan to $29,000 at March 31, 1994. In the first quarter of 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest, obtained a non-recourse construction loan of $62,500. At March 31, 1994, the balance outstanding was $7,286 which was included in long-term debt.

Form 10-Q                                                               11.
   For the quarter ended March 31, 1994       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)



(D) Earnings per share are based on the average number of shares outstanding during the periods.

(E) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the explanatory notes in the Corporation's annual report to stockholders.

     Interim results of operations are not necessarily indicative of the results for a full year.

Form 10-Q                                                               12.
   For the quarter ended March 31, 1994       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of

               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)


Gross Earnings and Expenses

     Consolidated gross earnings for the first quarter of 1994 decreased by $19,087 compared with the prior year period. Consolidated operating and general expenses increased by $1,464 for the first three months ended 1994 compared with the same prior year period, before severance costs of $5,808 and $1,771 for the first quarter of 1994 and 1993, respectively.

     Gross earnings from domestic engineering, construction and consulting services decreased by $19,541 for the first quarter of 1994 compared with the same period in 1993. The decline in gross earnings is primarily attributable to the completion of a number of assignments in prior periods which have not been replaced by a comparable level of new awards. Some of the new work awarded has been affected by delays in client authorization to initiate start-up. These factors resulted in a significant drop in billable hours in the first quarter of 1994. Operating and general expenses of our domestic engineering, construction and consulting services increased by $2,872 over the same period in 1993, before a $5,500 charge in 1994 and a $1,475 charge in 1993 for severance costs associated with workforce reductions. This increase is primarily due to higher bid and proposal costs because of increased activity on international proposals. It was expected that the savings in payroll and related expenses for those employees who elected to retire in 1993 under the Incentive Retirement Program would have lowered operating and general expenses. However, these savings were not realized because of the drop in workload in the second half of 1993, continuing into the first quarter of 1994, and staff could not be placed on billable projects as expected. Pension plan credits of $2,835 in 1994 and $3,450 in 1993 are included in operating and general expenses.

     As previously reported in the 1993 Annual Report to Stockholders, the Corporation said that the effect of lower profit margins, delays in the start-up of new work and other factors would negatively impact financial results for the first half of 1994. In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter pre-tax charge of $5,500 for severance. Due to continued delays in the start-up of new work and a reduction in scope of TVA's nuclear program, including the suspension of work at a TVA plant, which will significantly reduce our work at TVA plants, the subsidiary will be required to make a further reduction of management and other staff positions which could amount to additional severance costs of approximately $10,000. In accordance with a Securities and Exchange Commission directive, the recording of the $10,000 in additional severance cost will not be made until the terms of the termination are communicated to the affected individual employees. These actions are being taken to improve the subsidiary's competitive position and to more closely align the subsidiary's personnel with present market conditions while still maintaining the full engineering and construction resources necessary to serve clients.

Form 10-Q                                                               13.
   For the quarter ended March 31, 1994       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of

               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)


Gross Earnings and Expenses (continued)

     Gross earnings from our foreign subsidiaries' engineering, construction and consulting services increased by $315 in the first quarter of 1994 compared with the first quarter of 1993. Operating and general expenses from our foreign subsidiaries' engineering, construction and consulting services decreased by $1,263 in the first three months of 1994 compared with the same prior year period primarily due to the downsizing of our United Kingdom operations in the second quarter of 1993, which resulted in lower salary, rent and contract staff costs in the first quarter of 1994.

     Gross earnings from cold storage and related activities decreased by $405 in the first quarter of 1994 compared with the same prior year period primarily due to reduced customer volume which resulted in lower handling and rental revenue. Operating and general expenses decreased by $127 in the first quarter of 1994 compared with 1993.

     Gross earnings from oil and gas interests decreased by $288 in the first quarter of 1994 compared with 1993. Operating and general expenses decreased by $250 in the first quarter of 1994 compared with the prior year period. These decreases resulted directly from competitive factors which caused a decline in the number of gas marketing sales by our natural gas gathering and transporting company reducing gross earnings and causing a corresponding decrease in the purchases of gas for resale reducing operating and general expenses.

     Gross earnings from dividends and interest remained relatively unchanged in the first quarter of 1994 compared with 1993.

     Gross earnings from all other activities increased by $859 in the first quarter of 1994 compared with 1993 primarily due to higher rental income on available space in company-owned office buildings in the Northeast, previously used for engineering operations. Gross earnings and operating results of our real estate operations in Tampa, Florida continued to be affected by the adverse conditions prevailing in the commercial real estate market in the United States. Occupancy in company-owned buildings at our Sabal Park properties remains at approximately 96%.

     The income tax (benefit) provision resulted in an effective rate of (34)% for the first three months of 1994 and 91% for the first three months of 1993. The 1993 effective rate was higher than the U.S. statutory rate primarily due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts (there was a sharp decrease in these taxes in the first quarter of 1994), losses from foreign subsidiaries with no tax benefit and higher state and local income taxes.

Form 10-Q                                                               14.
   For the quarter ended March 31, 1994       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of

               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)


Gross Earnings and Expenses (continued)

     The loss for the three months ended March 31, 1994 of $12,921 compares with income before cumulative effect of a change in accounting principle of $383 for the same prior year period. The loss in the first quarter of 1994 is primarily attributable to our domestic engineering, construction and consulting operations which experienced a significant reduction in gross earnings in the first quarter, combined with a pre-tax charge of $5,500 for severance which decreased net income by $3,400. The Corporation does not expect gross earnings in our engineering, construction and consulting operations to increase significantly in the near term and expects to report a loss for 1994.

Financial Condition

     Cash and cash equivalents decreased by $16,587 during the first three months of 1994 primarily due to operating activities which reflected a loss for the period and a reduction in accounts payable resulting from the pay down of job liabilities. Net cash used by investing activities reflects purchases of property, plant and equipment primarily related to expenditures for the construction of a paper fiber recycling plant and the construction of a new office facility which was completed and opened in early 1994. Net cash provided by financing activities primarily represents borrowings to finance capital expenditures as noted above. Dividends paid amounted to $2,247. The Corporation believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Corporation has on hand and access to sufficient sources of funds to meet its anticipated operating, dividend and capital needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which totaled $40,000, of which $35,376 was available at March 31, 1994. The Corporation and its subsidiaries have obtained financing for our real estate operations, the construction of a paper fiber recycling plant and a new office facility which was completed and opened in early 1994. In the first quarter of 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest, obtained a non-recourse construction loan of $62,500 for the partnership's planned paper fiber recycling plant. The cost of the plant is expected to be $65,000. Upon completion of construction, long-term financing of $48,750 will be obtained and the partners will make an equity contribution of $16,250, of which the subsidiary of the Corporation's share is $15,300.

     As stated in Note E to the consolidated financial statements, interim results of operations are not necessarily indicative of the results for a full year.