Form 10-Q
period 1994-06-30
STONE & WEBSTER INC
filed 1994-08-15
CIK 94601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 14,972,631 shares as of July 31, 1994.

Form 10-Q                                                                   2.
  For the quarter ended June 30, 1994             Stone & Webster, Incorporated


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          As reported in Item 1, Legal Proceedings, of the registrant's Form 10- Q for the quarter ended March 31, 1994, on April 22, 1994, Robert
          A. G. Monks, Nell Minow, and The Lens Partners (in the aggregate, holders of approximately 1% of the registrant's outstanding shares of Common Stock), individually and as representative shareholders of Stone & Webster, Incorporated filed a civil action against the registrant, the registrant's Directors, Stone & Webster Engineering Corporation (a subsidiary of the registrant), and The Chase Manhattan Bank ("Chase") in the United States District Court for the District of Massachusetts.

               On June 29, 1994, the District Court entered a final judgment in favor of the registrant on all counts, granting registrant's motion for summary judgment on behalf of the Stone & Webster defendants, and awarding costs to the registrant. Chase's motion to dismiss was also allowed, with costs awarded to Chase. On July 27, 1994, plaintiffs filed a Notice of Appeal.

               Registrant intends to continue vigorously to defend this suit, has meritorious defenses against each allegation, and is confident that it will prevail.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the registrant was held on May 12, 1994.

Form 10-Q                                                                    3.
  For the quarter ended June 30, 1994               Stone & Webster,Incorporated


     (b) At the Annual Meeting, Bruce C. Coles, William M. Egan, Donna R. Fitzpatrick and Kent F. Hansen were re-elected as Directors for terms expiring in 1997. The term of office as a Director of William F. Allen, Jr., William L. Brown, J. Peter Grace, John A. Hooper, J. Angus McKee, Kenneth G. Ryder, Meredith R. Spangler and Fred D. Thompson continued after the Meeting.

     (c) The Stockholders also ratified the selection of the firm of Coopers & Lybrand, independent accountants, as auditor of the registrant and its subsidiaries for the year 1994.

          The total votes cast for, withheld or against, as well as the number of abstentions and broker nonvotes, as to each such matter, were as follows:

          (1)  Election of Directors.

          Nominee           Total Votes For       Total Votes Withheld

          Bruce C. Coles      13,251,274               630,659
          William M. Egan     13,232,904               649,029
          Donna R. Fitzpatrick13,244,919               637,014
          Kent F. Hansen      13,209,691               672,242

          (2)  Selection of Independent Accountants.

               Total Votes For     13,363,684
               Total Votes Against    346,289
               Total Abstentions      171,960

          There were no broker non-votes for either proposal.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4) Instruments defining the rights of security holders, including indentures - As of June 30, 1994, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $72,511,000 principally in connection with mortgages relating to real property for a subsidiary's corporate office and business center in Tampa, Florida and for another subsidiary's office building, the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

Form 10-Q                                                                    4.
  For the Quarter ended June 30, 1994             Stone & Webster, Incorporated


     (b)  Reports on Form 8-K

               Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.




                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STONE & WEBSTER, INCORPORATED



                              By:  WILLIAM M. EGAN
Dated:  August 15, 1994                  William M. Egan
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Principal Financial and Accounting
                                   Officer)

Form 10-Q                                                                    5.
   For the quarter ended June 30, 1994            Stone & Webster, Incorporated


                                    ATTACHMENT A


                            Stone & Webster, Incorporated
                                  and Subsidiaries

                                        Index

                                                                   Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Balance Sheet -
      June 30, 1994 and December 31, 1993                             6-7

   Consolidated Statement of Operations and Retained Earnings -
      Three Months Ended June 30, 1994 and 1993
      Six Months Ended June 30, 1994 and 1993                           8

   Consolidated Statement of Cash Flows -
      Six Months Ended June 30, 1994 and 1993                           9

   Notes to Consolidated Financial Statements                       10-11

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                              12-14

Form 10-Q                                                                            6.
   For the quarter ended June 30, 1994                    Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheet (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)


                                                               June 30,     December 31,
                ASSETS                                           1994          1993
Current Assets:

  Cash and cash equivalents                                    $ 51,253      $ 64,141

  U.S. Government securities, at cost, which
    approximates market.                                         48,906        54,478

  Accounts receivable (Note B)                                  100,173        99,127

  Unbilled charges under contracts                               62,420        66,731

  Deferred income taxes (Note B)                                  7,710         6,334

  Other                                                             827           947

          Total Current Assets                                  271,289       291,758


Investment Securities, at market value (Note E)                  36,484        40,836
  At cost: $2,413 (1993 - $2,413)

Property, Plant and Equipment                                   219,524       201,936
  At cost, less accumulated depreciation,
    depletion and amortization of $173,677
    (1993-$164,709).

Land Held for Resale, at cost                                    23,626        23,626

Prepaid Pension Cost (Note G)                                    93,090        87,540

Other Assets                                                     34,516        34,146

                                                               $678,529      $679,842


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                            7.
   For the quarter ended June 30, 1994                    Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheet (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               June 30,    December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                        1994          1993
Current Liabilities:
  Bank loans                                                   $  1,877      $  5,677
  Accounts payable                                               18,643        29,139
  Dividend payable                                                2,246         2,247
  Advance payments by clients                                    31,473        24,558
  Current portion of long-term debt                               4,710         4,492
  Accrued taxes                                                   6,599         5,449
  Other accrued liabilities                                      56,313        46,831

         Total Current Liabilities                              121,861       118,393

Long-Term Debt (Note C)                                          72,511        47,739

Deferred Income Taxes (Note B)                                   57,965        64,859

Other Non-Current Liabilities                                    24,925        23,473

Stockholders' Equity:
  Preferred stock                                                  -             -
    Authorized, 2,000,000 shares of no par value;
      none issued.
  Common stock, carried at                                       65,193        65,213
    Authorized, 40,000,000 shares of $1 par value;
      issued, 17,731,488 shares, including shares held
      in treasury.
  Capital in excess of carrying value of common stock             2,860         2,860
  Retained earnings                                             403,434       424,723
  Net unrealized gain on investment securities                   22,146        24,975
  Cumulative translation adjustment                              (3,077)       (2,854)
                                                                490,556       514,917

  Less:  Common stock in treasury, at cost (Note D)              55,122        54,979
           2,758,857 shares (1993-2,753,638).
         Employee stock ownership and restricted
           stock plans                                           34,167        34,560
                                                                 89,289        89,539

         Total Stockholders' Equity                             401,267       425,378

                                                               $678,529      $679,842

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                                  8.
  For the quarter ended June 30, 1994                           Stone & Webster, Incorporated

                        Stone & Webster, Incorporated and Subsidiaries

            Consolidated Statement of Operations and Retained Earnings (Unaudited)

               (All dollar amounts, except per share amounts, are in thousands.)

                                             3 Months Ended June 30,   6 Months Ended June 30,
                                                  1994         1993         1994         1993
Gross Earnings:
  Engineering, construction and
    consulting services                       $ 45,490     $ 66,051     $ 88,462     $128,249
  Cold storage and related activities            4,297        4,309        7,872        8,289
  Oil and gas interests                          2,261        2,678        4,539        5,244
  Dividends and interest                         1,093          957        2,152        2,043
  Other                                          2,949        4,226        6,812        7,230

          Total                                 56,090       78,221      109,837      151,055

Operating and General Expenses# (Notes A and G) 59,880       77,020      132,256      144,776
Interest Expense                                   973          766        1,798        1,404

          Total                                 60,853       77,786      134,054      146,180

(Loss) Income before Income Tax (Benefit)
  Provision                                     (4,763)         435      (24,217)       4,875

Income Tax (Benefit) Provision (Note B)           (774)         358       (7,307)       4,415

(Loss) Income before Cumulative Effect of a
  Change in Accounting Principle                (3,989)          77      (16,910)         460

Cumulative Effect of a Change in Accounting
  Principle on Prior Years (Note B)                -           -             -          2,322

Net (Loss) Income                               (3,989)          77      (16,910)       2,782

Retained Earnings at beginning of period       409,612      432,017      424,723      431,490

Income Tax Benefit of ESOP Dividends                57           67          114          134

          Total                                405,680      432,161      407,927      434,406

Dividends Declared                               2,246        2,249        4,493        4,494

Retained Earnings at end of period            $403,434     $429,912     $403,434     $429,912

Average Number of Shares Outstanding        14,976,000   14,978,000   14,977,000   14,974,000

(Loss) Income before Cumulative Effect of a
  Change in Accounting Principle Per Share
  (Note I)                                       $(.27)       $ .01       $(1.13)        $.03

Cumulative Effect of a Change in Accounting
  Principle on Prior Years Per Share
  (Notes B and I)                                   -            -            -           .16

Net (Loss) Income  Per Share (Note I)            $(.27)       $ .01       $(1.13)        $.19

Dividends Declared Per Share                     $ .15        $ .15       $  .30         $.30

# Includes cost of gas purchased for resale of:   $271         $590         $579       $1,225

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                                  9.
   For the quarter ended June 30, 1994                          Stone & Webster, Incorporated

                        Stone & Webster, Incorporated and Subsidiaries

                       Consolidated Statement of Cash Flows (Unaudited)

               (All dollar amounts, except per share amounts, are in thousands.)

                                                                 6 Months Ended June 30,
                                                                   1994           1993
Cash Flows from Operating Activities:
  Net (Loss) Income                                            $(16,910)       $  2,782
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                    9,777          10,298
      Deferred income taxes                                      (5,463)           (569)
      Cumulative effect of a change in
        accounting principle                                        -            (2,322)
      Prepaid pension cost                                       (5,550)         (7,064)
      Incentive Retirement Program                                  -             9,081
      Amortization of market value of shares issued
        under Restricted Stock Plan                                 336             580
      Amortization of net cost of ESOP plan                         780             781
      Changes in operating assets and liabilities:
        Accounts receivable                                       1,667           8,747
        Unbilled charges under contracts                          4,311         (24,644)
        Other assets                                               (370)         (2,076)
        Accounts payable                                        (10,496)         (5,326)
        Advance payments by clients                               6,915           2,580
        Other accrued liabilities                                 7,033           2,120
        Other                                                       (70)          1,185

  Net cash used by operating activities                          (8,040)         (3,847)

Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                       54,478          50,723
  Purchases of U.S. Government securities                       (48,554)        (43,825)
  Purchases of property, plant and equipment                    (27,365)        (15,831)
  Equity contribution to joint venture                              -            (5,000)

  Net cash used by investing activities                         (21,441)        (13,933)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                   27,409             -
  Repayments of long-term debt                                   (2,419)         (1,589)
  Increase in bank loans                                            -            12,026
  Decrease in bank loans                                         (3,800)         (2,084)
  Purchase of common stock for treasury                            (103)            (61)
  Dividends paid                                                 (4,494)         (4,491)

  Net cash provided by financing activities                      16,593           3,801

Net Decrease in Cash and Cash Equivalents                       (12,888)        (13,979)
Cash and Cash Equivalents at Beginning of Period                 64,141          48,732

Cash and Cash Equivalents at End of Period                     $ 51,253        $ 34,753


See accompanying notes to consolidated financial statements.

Form 10-Q                                                               10.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(A) In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter pre-tax charge of $5,500 for severance costs, which decreased net income by $3,400, or $.23 per share. In April 1994, the Corporation announced that due to continued delays in the start-up of new work and the suspension of a significant project, the subsidiary would be required to make a further reduction of management and other staff positions which could amount to additional severance costs of approximately $10,000. In accordance with a Securities and Exchange Commission directive, severance costs cannot be recorded until the subsidiary of the Corporation adopts a formal severance plan which includes identifying and communicating the terms of termination to the affected employees. In the second quarter, the subsidiary had reductions of approximately 220 positions resulting in a second quarter pre-tax charge of $3,100 for severance costs, which decreased net income by $1,900 or $.12 per share. All 570 positions have been terminated as of June 30, 1994. Severance payments of $4,206, of the $8,600 accrued by the Stone & Webster Engineering Corporation in 1994, were made during the first six months of 1994. Workload levels will continue to be monitored and the subsidiary will adjust its staff size accordingly, which may result in additional severance costs during the remainder of the year. The Corporation continues to expect a loss for the year.

(B) The Corporation incurred a taxable loss of $24,114 in the first six months of 1994 and was able to carry-back $8,849 of this loss to offset taxable income generated in the years 1991 through 1993. As a result of the carry-back, current taxes receivable of $3,009 is included in Accounts Receivable. A benefit of $5,190 as a result of the carry-forward of the federal net operating loss has been included as a deferred tax asset, which is presented as a reduction of the long-term deferred tax liability on the balance sheet.

     Effective January 1, 1993, the Corporation adopted FASB Statement No. 109, Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for the six months ended June 30, 1993 by $2,322, or $.16 per share. Other than the cumulative effect, the accounting change had no material effect on the results for the first six months of 1993.

     The Corporation had a valuation allowance of $10,351 at December 31, 1993 for the deferred tax assets related to the net operating loss carry-forwards. The valuation allowance at the end of the first quarter of 1994 was $10,821. The net change in the second quarter of 1994 was an increase of $184 for a total valuation allowance of $11,005 at June 30, 1994. The valuation allowance at June 30, 1994 comprises $7,570 relating to the carry-forwards of several of the Corporation's foreign subsidiaries and $3,435 relating to state net operating loss carry-forwards.

   Form 10-Q                                                            11.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)

(C) As discussed in the 1993 Annual Report to Stockholders, a subsidiary of the Corporation had a mortgage loan for an office building in the amount of $22,667 at December 31, 1993. In the first quarter of 1994, additional borrowings of $6,333 were recorded by the subsidiary in long-term debt bringing the total mortgage loan to $29,000, of which $28,515 was outstanding at June 30, 1994. In the first quarter of 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest, obtained a non-recourse construction loan of $62,500 with interest payable monthly on the average outstanding balance based on LIBOR and commercial paper rates. The loan is expected to be paid in December 1995, at which time, long-term financing will be obtained. At June 30, 1994, the balance outstanding was $21,076 which was included in long-term debt.

(D) In July 1994, the Board of Directors of the Corporation authorized a stock repurchase program for up to 1 million shares of common stock in open market transactions at prevailing prices. As of July 31, 1994, the Corporation had 14,972,631 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Corporation reserves the right to discontinue the repurchase program at any time.

(E) The Corporation's investment securities consist only of equity securities. The gross unrealized holding gain was $34,071 and $38,423, before deferred income taxes of $11,925 and $13,448 at June 30, 1994 and December 31, 1993, respectively.

(F) With respect to the legal actions referred to in Note K of the Corporation's Annual Report on Form 10-K for the year ended 1993, as well as probable contingent liabilities related to environmental pollution, the Corporation believes, on the basis of management's examination and consideration of these actions and such probable contingencies, including consultation with counsel, that neither these actions nor such probable contingencies will result in payments of amounts, if any, which would have a material adverse effect on the consolidated financial statements of the Corporation.

(G) On March 17, 1993, the Corporation announced an Incentive Retirement Program for employees of two of its subsidiaries, Stone & Webster Engineering Corporation and Stone & Webster Management Consultants, Inc. In excess of two hundred employees elected to retire under this Program. Total costs of $9,081 ($5,460, or $.36 per share, after tax) associated with the Program, representing the actuarially determined present value of Program benefits, were charged to operating and general expenses in the second quarter of 1993 with a corresponding offset to prepaid pension cost.

(H) The Corporation purchased 3,219 shares of its common stock, at a total cost of $103 in the first six months of 1994, which were added to its holdings of treasury stock.

Form 10-Q                                                               12.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(I) Earnings per share are based on the average number of shares outstanding during the periods.

(J) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the explanatory notes in the Corporation's annual report to stockholders.

     Interim results of operations are not necessarily indicative of the results for a full year.

Form 10-Q                                                               13.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses

     Consolidated gross earnings for the six months ended June 30, 1994 decreased by $41,218 and by $22,131 in the second quarter of 1994 compared with the prior year periods. Consolidated operating and general expenses, after excluding the cost of the Incentive Retirement Program in 1993 and severance costs in 1993 and 1994, decreased by $7,785 and $8,368 for the six months ended June 30, 1994 and second quarter of 1994, respectively. The cost of the Incentive Retirement Program was $9,081 for both periods in 1993 and severance costs were $9,179 and $4,833 for the six months ended June 30, 1994 and 1993, respectively, and $3,371 and $3,062 for the second quarters of 1994 and 1993, respectively. In the first quarter of 1993, the Corporation adopted FASB Statement No. 109, Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for the first six months ended June 30, 1993 by $2,322, or $.16 per share.

     Gross earnings from domestic engineering, construction and consulting services decreased by $36,420 for the six months ended June 30, 1994 and by $16,879 for the second quarter of 1994 compared with the same periods in 1993. These decreases are primarily due to the effect of lower profit margins, delays in start-up of new work, reduced levels of new awards and a reduction in the scope of the Tennessee Valley Authority's (TVA) nuclear program, including a significant reduction of work at a TVA plant. The reduced level of activity will continue to affect the results of operations over the remainder of the year. Operating and general expenses of our domestic engineering, construction and consulting services, after excluding the cost

Form 10-Q                                                               14.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (continued)
of the Incentive Retirement Program in 1993 and severance costs in 1993 and 1994, decreased by $4,898 for the first six months of 1994 and by $7,045 for the second quarter of 1994. These decreases are primarily due to a reduction in salary and employee benefits costs resulting from the reduction in staff, offset in part by higher bid and proposal costs because of increased activity on international proposals. The cost of the Incentive Retirement Program was $9,081 in both periods in 1993 and severance costs were $8,808 and $3,804 for the six months ended June 30, 1994 and 1993, respectively, and $3,308 and $2,329 for the second quarter of 1994 and 1993, respectively.

     It was expected that the savings in payroll and related expenses for those employees who elected to retire in 1993 under the Incentive Retirement Program would have further lowered operating and general expenses. However, these savings were not realized because of the drop in workload in the second half of 1993, continuing into the first half of 1994, and staff could not be placed on billable projects as expected, resulting in additional severance costs in 1994. Pension plan credits reduced operating and general expenses and contributed to operating income by $5,670 and $6,900 for the six months ended June 30, 1994 and 1993, respectively, and $2,835 and $3,450 for the second quarters of 1994 and 1993, respectively. Favorable asset performance in the past ten years is the primary reason that the pension plan is overfunded.

Form 10-Q                                                               15.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (continued)
     As previously reported in the 1993 Annual Report to Stockholders, the Corporation said that the effect of lower profit margins, delays in the start-up of new work and other factors would negatively impact financial results for the first half of 1994. In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter pre-tax charge of $5,500 for severance costs. Due to the significant decrease in gross earnings as previously described, in April 1994 the subsidiary reported that it would be required to make a further reduction of management and other staff positions which could amount to additional severance costs of approximately $10,000 on a pre-tax basis. In accordance with a Securities and Exchange Commission directive, severance costs cannot be recorded until the subsidiary of the Corporation adopts a formal severance plan which includes identifying and communicating the terms of termination to the affected employees. In the second quarter, the subsidiary had reductions of approximately 220 positions resulting in a pre-tax charge of $3,100 for severance costs. For the six months ended June 30, 1994, the subsidiary reported reductions of approximately 570 positions resulting in a pre-tax charge of $8,600 for severance costs. All 570 positions have been terminated as of June 30, 1994. These actions are being taken to improve the subsidiary's competitive position and to more closely align its personnel with present market conditions while still maintaining the full engineering and construction resources necessary to serve clients. Workload levels will continue to be monitored and the subsidiary will adjust its staff size accordingly, which may result in

Form 10-Q                                                               16.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (continued)
additional severance costs during the remainder of the year. The Corporation continues to expect a loss for the year.

     Gross earnings from our foreign subsidiaries' engineering, construction and consulting services decreased by $3,367 for the six months ended June 30, 1994 and by $3,682 for the second quarter of 1994 compared with the same periods of 1993. These decreases were mainly due to reductions of workload and reduced earnings on completed contracts, offset by the favorable impact of settlements of outstanding claims on two substantially completed foreign projects included in the prior year periods. Operating and general expenses from our foreign subsidiaries' engineering, construction and consulting services decreased by $3,276 for the six months ended June 30, 1994 and by $1,955 in the second quarter of 1994 compared with prior year periods primarily due to the downsizing of our United Kingdom operations in the second quarter of 1993, which resulted in lower salary, rent and contract staff costs.

     Gross earnings from cold storage and related activities decreased by $417 for the six months ended June 30, 1994 and by $12 for the second quarter of 1994 compared with the same periods in 1993. The decrease for the six months of 1994 is primarily due to reduced customer volume experienced in the first quarter of 1994 while business volume improved in the second quarter of 1994. Operating and general expenses decreased by $315 for the six months ended June 30, 1994 and by $166 for the second quarter of 1994 compared with prior year
                                                                        17.
Form 10-Q
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (continued)
periods primarily due to decreases in operating and maintenance costs.

     Gross earnings from oil and gas interests decreased by $705 for the six months ended June 30, 1994 and by $417 for the second quarter of 1994 compared with prior year periods primarily due to competitive factors which caused a decline in the number of gas marketing sales by our natural gas gathering and transporting company. Operating and general expenses decreased by $364 for the six months ended June 30, 1994 and increased by $6 for the second quarter of 1994 compared with prior year periods. The decrease in the six months ended June 30, 1994 is primarily due to a decrease in gas purchases by our natural gas gathering and transporting company offset in part by higher exploration costs of our other oil and gas operations.

     Gross earnings from dividends and interest increased for the six months ended June 30, 1994 and for the second quarter of 1994 compared with prior year periods primarily due to increased interest income on temporary investments, reflecting higher interest rates.

     Gross earnings from all other activities decreased by $418 for the six months ended June 30, 1994 and by $1,277 for the second quarter of 1994 compared with prior year periods primarily due to a reduction in income from equity investments and miscellaneous other income in 1994. Rental income on available space in company-owned office buildings in the Northeast, previously used for engineering operations increased in both periods of 1994. Operations

Form 10-Q                                                               18.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (continued)
of our Tampa, Florida real estate holdings improved for the six months of 1994 compared to 1993. The improvement is attributable to higher gross earnings from rents, lower interest expense on mortgages, and a decline in bad debt expense. Occupancy in company owned and operated properties in Sabal Park continues to be high with a vacancy rate of 3%.

     The income tax (benefit) provision resulted in effective rates of (30)% and (16)% for the six months ended June 30, 1994 and the second quarter of 1994, respectively, and 91% and 82% for the six months ended June 30, 1993 and the second quarter of 1993, respectively. The 1994 effective rates were lower than the U.S. statutory rate primarily due to foreign taxes, which are based upon gross receipts impacted the effective rate by 3% and 12%, and state income taxes which impacted the effective rate by 3% and 9% for the six months and second quarter ended June 30, 1994, respectively. The 1993 effective rate for the six months ended June 30, 1993 was higher than the U.S. statutory rate primarily due to higher levels of foreign taxes applicable to certain foreign projects which are calculated based on gross receipts impacted the effective rate by 39% (there was a sharp decrease in these taxes in the first six months of 1994) and higher state and local income taxes, which impacted the effective rate by 12%.

Financial Condition
     Cash and cash equivalents decreased by $12,888 during the first six months of 1994 primarily due to operating activities which reflected a loss for the period and a reduction in accounts payable resulting from the pay down of job liabilities. Severance payments of $4,206, of the $8,600 accrued by the Stone & Webster Engineering Corporation in 1994, were made during the

Form 10-Q                                                               19.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Financial Condition (Continued)
first six months of 1994. The balance of severance costs not yet paid will be funded from cash on hand and temporary investments. Net cash used by investing activities reflects purchases of property, plant and equipment primarily related to expenditures for the construction of a paper fiber recycling plant and the construction of a new office facility which was completed and opened in early 1994. A subsidiary of the Corporation has a material commitment for capital expenditures relating to the paper fiber recycling plant. The financing for the paper fiber recycling plant as well as the source of funding for the subsidiary's share of the equity investment is described below. Net cash provided by financing activities primarily represents borrowings to finance capital expenditures as noted above. Dividends paid amounted to $4,494. The Corporation believes that the types of businesses in which it is engaged require that it maintains a strong financial condition. The Corporation has on hand and access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which totaled $45,417, of which $43,540 was available at June 30, 1994.

     The Corporation and its subsidiaries have obtained financing for their real estate operations, the construction of a paper fiber recycling plant and a new office facility which was completed and opened in early 1994. In the first quarter of 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest, obtained a non-recourse construction loan

Form 10-Q                                                               20.
   For the quarter ended June 30, 1994        Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Financial Condition (Continued)

of $62,500 for the partnership's planned paper fiber recycling plant. The cost of the plant is expected to be $65,000. Upon completion of construction, long-term financing of $48,750 will be obtained and the partners will make an equity investment of $16,250, of which the subsidiary of the Corporation's share is $15,300. The Corporation intends to invest in additional equity participation investments.

     As stated in Note J to the consolidated financial statements, interim results of operations are not necessarily indicative of the results for a full year.