Form 10-Q
period 1994-09-30
STONE & WEBSTER INC
filed 1994-11-14
CIK 94601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 14,694,321 shares as of October 31, 1994.

Form 10-Q                                                                    2.
  For the quarter ended September 30, 1994        Stone & Webster, Incorporated


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     (a) As reported in Part II, Item 1, Legal Proceedings, of the registrant's Form 10-Q for the quarter ended June 30, 1994, on April 22, 1994, Robert A. G. Monks, Nell Minow, and The Lens Partners (in the aggregate, holders of approximately 1% of the registrant's outstanding shares of Common Stock), individually and as representative shareholders of Stone & Webster, Incorporated filed a civil action against the registrant, the registrant's Directors, Stone & Webster Engineering Corporation (a subsidiary of the registrant), and The Chase Manhattan Bank ("Chase") in the United States District Court for the District of Massachusetts.

               On June 29, 1994, the District Court entered a final judgment in favor of the registrant on all counts, granting registrant's motion for summary judgment on behalf of the Stone & Webster defendants, and awarding costs to the registrant. Chase's motion to dismiss was also allowed, with costs awarded to Chase. On July 27, 1994, plaintiffs filed a Notice of Appeal. By motion dated August 31, 1994, plaintiffs withdrew their appeal.

               This action has now been finally resolved by judgment in favor of all of the Stone & Webster defendants on all counts.

     (b) As reported in Part I, Item 3, Legal Proceedings, of the registrant's Form 10-K for the year ended December 31, 1993, Stone & Webster Engineering Corporation ("SWEC") has been named as a defendant, along with numerous other defendants, in a number of complaints which seek damages arising out of alleged personal injuries and/or wrongful death due to exposure to asbestos products negligently utilized by the defendants.

Form 10-Q                                                                    3.
  For the Quarter ended September 30, 1994        Stone & Webster, Incorporated


               Many of these complaints have been dismissed or withdrawn, and SWEC has settled many of these cases for amounts which, when taken together, do not have a material impact on registrant's financial condition or results of operation. Registrant believes that there has not been, nor is there a probability that there will be, any accrual of a material liability of the registrant as a result of the asbestos claims received to the present.

               SWEC believes that it has strong factual and legal defenses to the remaining claims and intends to defend vigorously.


Item 5.   Other Information.

     (a)  Backlog

               Backlog figures for the registrant's engineering, construction and consulting services segment have not been considered by the registrant to be indicative of any trend in these activities nor material for an understanding of its business. Accordingly, the registrant did not provide backlog information in the registrant's annual report on Form 10-K for 1993 and prior years. At any given date, the portion of engineering and construction work to be completed within one year can only be estimated subject to adjustments, which can in some instances be substantial, based on a number of factors. Clients continually revise the scope of the services for which they have contracted with subsidiaries of registrant. Scope increases and decreases of substantial magnitude are commonplace and directly impact backlog. Additionally, delays are commonplace in the construction industry and affect the timing of when backlog would be translated into revenues. As a result, the aggregate of such figures in relation to registrant's consolidated earnings could be misleading unless understood in light of the foregoing contingencies.

               Nevertheless, in anticipation of disclosing engineering, construction and consulting services backlog information in the registrant's annual report on Form 10-K for 1994, the registrant has been developing and testing its procedures for the compilation of such data with respect to interim periods in 1994 (and comparable periods in 1993). The registrant's backlog information is calculated on the basis of the total value to the registrant's subsidiaries of all services to be rendered under the available contracts plus the value of equipment, material, services and subcontracts for which the contracting subsidiary has overall technical and commercial responsibility. The following backlog information is provided as of September 30, 1994, December 31, 1993 and September 30, 1993.

               The registrant's subsidiaries' backlog as of September 30, 1994 amounted to $1,436.5 million in comparison to $1,524.5 million as of September 30, 1993, and $1,509.7 million as of December 31, 1993. The reduction in backlog for the period between December 31, 1993 and September 30, 1994 was primarily due to the reduction of scope in the amount of $319 million at a TVA plant during the first quarter of

Form 10-Q                                                                    4.
  For the Quarter ended September 30, 1994        Stone & Webster, Incorporated


Item 5.   Other Information. (cont'd.)

          1994. Although the majority of our contracts may be reduced or cancelled by the client at any time, reductions in scope of this magnitude are unusual.

               The September 30, 1994 backlog amount includes $406 million for contracts won, but still under final negotiation.

               Approximately 40% of the total backlog as of September 30, 1994 is expected to be realized within the next year.

                               BACKLOG
          Engineering, Construction and Consulting Services
                           (in Millions of Dollars)

      As of            New        Changes         Revenue           As of
     9/30/93           Work       In Scope       Recognized*       12/31/93
     $1,524.5       $  231.8     ($   34.6)      ($  212.0)        $1,509.7

      As of            New        Changes         Revenue           As of
     12/31/93          Work       In Scope       Recognized*        9/30/94
     $1,509.7       $  764.2     ($  328.4)      ($  509.0)        $1,436.5

     *Revenue Recognized reflects gross revenues, whereas the registrant's Consolidated Statement of Operations reflects gross earnings which is gross revenues less direct contract costs.

               Backlog figures in the cold storage industry are not necessarily meaningful because of the nature of the food processing, storage and distribution business.

     (b)  Clients

               As stated in Part I, Item 1 of registrant's Form 10-K for the year ended December 31, 1993, although registrant's subsidiaries in the engineering, construction and consulting services segment have numerous clients and registrant historically has not had a continuing dependence on any single client, one or a few clients has in the past and may in the future contribute a substantial portion of the registrant's consolidated gross earnings in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of consecutive years. The

Form 10-Q                                                                    5.
  For the Quarter ended September 30, 1994        Stone & Webster, Incorporated


     (b)  Clients (Cont'd.)

          registrant's business is not necessarily dependent upon sustaining, and the registrant does not necessarily expect to sustain in future years, the level of gross earnings contributed by particular clients in any given year or period of consecutive years. Historically the registrant's subsidiaries have provided ongoing services to clients following completion of major projects for them. Once the subsidiary commences work on a particular project, it is unlikely that the client would terminate the involvement of the subsidiary prior to completion of the project, unless the project itself is cancelled or postponed. Nonetheless, the registrant must obtain new engineering and construction projects, whether from existing clients or new clients, in order to generate gross earnings in future years as existing projects are completed. Consequently, the registrant has not considered the names of clients to be material to investors' understanding of the registrant's business taken as a whole and accordingly, did not provide the names of clients who accounted for 10% or more of its consolidated gross earnings in the registrant's annual report on Form 10-K for 1993 and prior years. In anticipation of supplying such information in the registrant's annual report on Form 10-K for 1994, the registrant provides such client information for 1991, 1992, 1993 and the nine months ended September 30, 1994, as follows. The engineering, construction and consulting services segment had no client who accounted for 10% or more of consolidated gross earnings in 1991 or 1992. The Tennessee Valley Authority was the only client who accounted for more than 10% of consolidated gross earnings in the nine months ended September 30, 1993 (19%), the twelve months ended December 31, 1993 (17%), and the nine months ended September 30, 1994 (12%); it is expected that this client will account for more than 10% of consolidated gross earnings for the twelve months ended December 31, 1994.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4) Instruments defining the rights of security holders, including indentures - As of September 30, 1994, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $80,142,000 principally in connection with mortgages relating to real property for a subsidiary's corporate office and business center in Tampa, Florida, for another subsidiary's office building, and for the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a con-solidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

Form 10-Q                                                                    6.
  For the Quarter ended September 30, 1994        Stone & Webster, Incorporated



     (b)  Reports on Form 8-K

               Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STONE & WEBSTER, INCORPORATED



                                   By:  WILLIAM M. EGAN
Dated:  November 14, 1994               William M. Egan
                                        Executive Vice President
                                        (Duly authorized officer and
                                        Principal Financial and Accounting
                                        Officer)

Form 10-Q                                                                  7.
   For the quarter ended September 30, 1994      Stone & Webster, Incorporated


                                    ATTACHMENT A


                            Stone & Webster, Incorporated
                                  and Subsidiaries

                                        Index

                                                                   Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Balance Sheet -
      September 30, 1994 and December 31, 1993                        8-9

   Consolidated Statement of Operations and Retained Earnings -
      Three Months Ended September 30, 1994 and 1993
      Nine Months Ended September 30, 1994 and 1993                    10

   Consolidated Statement of Cash Flows -
      Nine Months Ended September 30, 1994 and 1993                    11

   Notes to Consolidated Financial Statements                       12-14

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                              15-19

Form 10-Q                                                                  8.
   For the quarter ended September 30, 1994      Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheet (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                             September 30,  December 31,
                ASSETS                                           1994          1993
Current Assets:

  Cash and cash equivalents                                    $ 61,363      $ 64,141

  U.S. Government securities, at cost, which
    approximates market (Note E)                                 60,092        54,478

  Accounts receivable (Note B)                                   94,035        99,127

  Unbilled charges under contracts                               58,259        66,731

  Deferred income taxes (Note B)                                  5,883         6,334

  Other                                                             810           947

          Total Current Assets                                  280,442       291,758


Investment Securities, at market value (Note F)                  25,448        40,836
  At cost: $1,763 (1993 - $2,413).

Property, Plant and Equipment                                   224,950       201,936
  At cost, less accumulated depreciation,
    depletion and amortization of $176,836
    (1993-$164,709).

Land Held for Resale, at cost (Note J)                           23,626        23,626

Prepaid Pension Cost (Note H)                                    97,516        87,540

Other Assets                                                     33,422        34,146

                                                               $685,404      $679,842


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                             9.
   For the quarter ended September 30, 1994                Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheet (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                             September 30,  December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                        1994          1993
Current Liabilities:
  Bank loans                                                   $   -         $  5,677
  Accounts payable                                               22,383        29,139
  Dividend payable                                                2,244         2,247
  Advance payments by clients                                    40,484        24,558
  Current portion of long-term debt                               4,728         4,492
  Accrued taxes                                                   7,236         5,449
  Other accrued liabilities                                      49,324        46,831

         Total Current Liabilities                              126,399       118,393

Long-Term Debt (Note C)                                          80,142        47,739

Deferred Income Taxes (Note B)                                   54,519        64,859

Other Non-Current Liabilities                                    24,354        23,473

Stockholders' Equity:
  Preferred stock                                                   -            -
    Authorized, 2,000,000 shares of no par value;
      none issued.
  Common stock, carried at                                       65,194        65,213
    Authorized, 40,000,000 shares of $1 par value;
      issued, 17,731,488 shares, including shares held
      in treasury.
  Capital in excess of carrying value of common stock             2,860         2,860
  Retained earnings                                             406,429       424,723
  Net unrealized gain on investment securities                   15,396        24,975
  Cumulative translation adjustment                              (2,834)       (2,854)
                                                                487,045       514,917

  Less:  Common stock in treasury, at cost (Note D)              56,103        54,979
           2,788,873 shares (1993-2,753,638).
         Employee stock ownership and restricted
           stock plans                                           30,952        34,560
                                                                 87,055        89,539

         Total Stockholders' Equity                             399,990       425,378

                                                               $685,404      $679,842

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                                 10.
  For the quarter ended September 30, 1994                      Stone & Webster, Incorporated

                        Stone & Webster, Incorporated and Subsidiaries

            Consolidated Statement of Operations and Retained Earnings (Unaudited)

               (All dollar amounts, except per share amounts, are in thousands.)
                                                   3 Months Ended            9 Months Ended
                                                    September 30,             September 30,
                                                  1994         1993         1994         1993
Gross Earnings:
  Engineering, construction and
    consulting services                       $ 39,768     $ 53,185     $128,230     $181,434
  Cold storage and related activities            4,547        4,420       12,419       12,709
  Oil and gas interests                          2,212        3,250        6,751        8,494
  Dividends and interest                         1,411          999        3,563        3,042
  Profits on investment securities (Note I)      9,762          -          9,762          -
  Other                                          3,863        3,585       10,675       10,815

          Total                                 61,563       65,439      171,400      216,494

Operating and General Expenses# (Notes A and H) 52,179       60,362      184,435      205,138
Interest Expense                                   974          558        2,772        1,962

          Total                                 53,153       60,920      187,207      207,100

Income (Loss) before Income Tax
  Provision (Benefit)                            8,410        4,519      (15,807)       9,394

Income Tax Provision (Benefit) (Note B)          3,228        3,306       (4,079)       7,721

Income (Loss) before Cumulative Effect of a
  Change in Accounting Principle                 5,182        1,213      (11,728)       1,673

Cumulative Effect of a Change in Accounting
  Principle on Prior Years (Note B)                -           -             -          2,322

Net Income (Loss)                                5,182        1,213      (11,728)       3,995

Retained Earnings at beginning of period       403,434      429,912      424,723      431,490

Income Tax Benefit of ESOP Dividends                57           67          171          201

          Total                                408,673      431,192      413,166      435,686

Dividends Declared                               2,244        2,246        6,737        6,740

Retained Earnings at end of period            $406,429     $428,946     $406,429     $428,946

Average Number of Shares Outstanding        14,970,000   14,985,000   14,975,000   14,978,000

Income (Loss) before Cumulative Effect of a
  Change in Accounting Principle Per Share
  (Note K)                                       $ .35        $ .08       $ (.78)       $ .11

Cumulative Effect of a Change in Accounting
  Principle on Prior Years Per Share
  (Notes B and K)                                   -            -            -           .16

Net Income (Loss) Per Share (Note K)             $ .35        $ .08       $ (.78)       $ .27

Dividends Declared Per Share                     $ .15        $ .15       $  .45        $ .45

# Includes cost of gas purchased for resale of:   $296       $1,250         $875       $2,475

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                                 11.
   For the quarter ended September 30, 1994                     Stone & Webster, Incorporated

                        Stone & Webster, Incorporated and Subsidiaries

                       Consolidated Statement of Cash Flows (Unaudited)

               (All dollar amounts, except per share amounts, are in thousands.)

                                                               9 Months Ended September 30,
                                                                   1994           1993
Cash Flows from Operating Activities:
  Net Income (Loss)                                            $(11,728)       $  3,995
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                   14,724          15,216
      Deferred income taxes                                      (3,913)          2,208
      Cumulative effect of a change in
        accounting principle                                        -            (2,322)
      Prepaid pension cost                                       (9,472)        (10,500)
      Pension plan curtailment gain                                (504)         (1,072)
      Incentive Retirement Program                                  -             9,081
      Profits on investment securities                           (9,762)            -
      Amortization of market value of shares issued
        under Restricted Stock Plan                                 460             724
      Amortization of net cost of ESOP plan                       1,170           1,172
      Changes in operating assets and liabilities:
        Accounts receivable                                       7,755          18,406
        Unbilled charges under contracts                          8,472         (18,536)
        Other assets                                                724             543
        Accounts payable                                         (6,756)         (2,127)
        Advance payments by clients                              15,926           9,642
        Other accrued liabilities                                 2,865          (5,039)
        Other                                                        91           1,608

  Net cash provided by operating activities                      10,052          22,999

Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                       77,102          70,652
  Purchases of U.S. Government securities                       (82,162)        (70,902)
  Proceeds from sale of investment securities                    10,412             -
  Purchases of property, plant and equipment                    (37,738)        (22,796)
  Equity contribution to joint venture                              -            (5,000)

  Net cash used by investing activities                         (32,386)        (28,046)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                   36,297          20,760
  Repayments of long-term debt                                   (3,658)        (23,154)
  Increase in bank loans                                             68          21,128
  Decrease in bank loans                                         (5,745)         (3,100)
  Payment to Employee Stock Ownership Trust                      (4,046)         (3,956)
  Payment received from Employee Stock Ownership Trust            4,464           4,464
  Purchase of common stock for treasury                          (1,084)            (61)
  Dividends paid                                                 (6,740)         (6,738)

  Net cash provided by financing activities                      19,556           9,343

Net (Decrease) Increase in Cash and Cash Equivalents             (2,778)          4,296
Cash and Cash Equivalents at Beginning of Period                 64,141          48,732

Cash and Cash Equivalents at End of Period                     $ 61,363        $ 53,028


See accompanying notes to consolidated financial statements.

Form 10-Q                                                               12.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)

(A) In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter pre-tax charge of $5,500 for severance costs, which decreased net income by $3,400, or $.23 per share. In April 1994, the Corporation announced that due to continued delays in the start-up of new work and the suspension of a significant project, the subsidiary would be required to make a further reduction of management and other staff positions which could amount to additional severance costs of approximately $10,000. In accordance with Emerging Issues Task Force Issue 94-3, severance costs cannot be recorded until the subsidiary of the Corporation adopts a formal severance plan which includes identifying and communicating the terms of termination to the affected employees. In the second and third quarters, the subsidiary had reductions of approximately 320 positions resulting in a pre-tax charge of $3,800 for severance costs, which decreased net income by $2,300 or $.15 per share. All 670 positions have been terminated as of September 30, 1994. Severance payments of $6,475, of the $9,300 accrued by the subsidiary in 1994, were made during the first nine months of 1994. A pension plan curtailment gain of $504 was recorded by the subsidiary in the third quarter of 1994 as a result of employee reductions. Subsequent to September 30, 1994, the subsidiary has been in the process of making further reductions of approximately 300 positions which will result in an additional pre-tax charge of approximately $8,000 for severance costs in the fourth quarter of 1994. The Corporation continues to expect a loss for the year, excluding profits from the sale of investment securities.

(B) The Corporation incurred a taxable loss of $21,503 in the first nine months of 1994 and was able to carry-back $5,830 of this loss to offset taxable income generated in the years 1991 through 1993. As a result of the carry-back, current taxes receivable of $1,982 is included in Accounts Receivable. A benefit of $5,329 as a result of the carry-forward of the excess current period federal net operating loss has been included as a deferred tax asset, which is presented as a reduction of the long-term deferred tax liability on the balance sheet.

     Effective January 1, 1993, the Corporation adopted FASB Statement No. 109, Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for the nine months ended September 30, 1993 by $2,322, or $.16 per share, offset in part by a charge of $1,131, or $.08 per share, for the effect of the change in the statutory federal income tax rate on the Corporation's net deferred tax liabilities. Other than the cumulative effect and the change in the statutory rate, the accounting change had no material effect on the results for the first nine months of 1993.

     The Corporation had a valuation allowance of $10,351 at December 31, 1993 for the deferred tax assets related to net operating loss carry-forwards. The valuation allowance at the end of the second quarter of 1994 was $11,005. The net change in the third quarter of 1994 was a decrease of $382 for a total valuation allowance of $10,623 at September 30, 1994. The valuation allowance at September 30, 1994 comprises $7,512 relating to the carry-forwards of several of the Corporation's foreign subsidiaries and $3,111 relating to state net operating loss carry-forwards.

Form 10-Q                                                               13.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(C) As discussed in the 1993 Annual Report to Stockholders, a subsidiary of the Corporation had a mortgage loan for an office building in the amount of $22,667 at December 31, 1993. In the first quarter of 1994, additional borrowings of $6,333 were recorded by the subsidiary in long-term debt bringing the total mortgage loan to $29,000, of which $28,217 was outstanding at September 30, 1994. In the first quarter of 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest, obtained a non-recourse construction loan of $62,500 with interest payable monthly on the average outstanding balance based on LIBOR and commercial paper rates. The loan is expected to be paid in December 1995, at which time, long-term financing will be obtained. At September 30, 1994, the balance outstanding was $29,964 which was included in long-term debt.

(D) In July 1994, the Board of Directors of the Corporation authorized a stock repurchase program for up to 1 million shares of common stock in open market transactions at prevailing prices. As of September 30, 1994, the Corporation had 14,942,615 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Corporation reserves the right to discontinue the repurchase program at any time. The Corporation purchased 33,235 shares of its common stock, at a total cost of $1,084 in the first nine months of 1994, which were added to its holdings of treasury stock.

(E) U.S. Government Securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills, which the Corporation intends to hold to maturity. Aggregate fair market value of U. S. Government securities at September 30, 1994 and December 31, 1993 was $60,069 and $54,488, respectively; the amortized cost basis at September 30, 1994 and December 31, 1993 was $60,092 and $54,478, respectively and; the gross unrealized holding gain (loss) at September 30, 1994 and December 31, 1993 was $(23) and $10, respectively.

(F) The Corporation's investment securities consist only of equity securities. The gross unrealized holding gain was $23,685 and $38,423, before deferred income taxes of $8,289 and $13,448 at September 30, 1994 and December 31, 1993, respectively. The Corporation reduced its holdings of investment securities during the first nine months of 1994.

(G) With respect to the legal actions referred to in Note K of the Corporation's Annual Report on Form 10-K for the year ended 1993, as well as probable liabilities related to environmental pollution, the Corporation believes, on the basis of management's examination and consideration of these actions and such probable liabilities, including consultation with counsel, that neither these actions nor such probable liabilities will result in payments of amounts, if any, which would have a material adverse effect on the consolidated financial statements of the Corporation.

Form 10-Q                                                               14.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(H) Pension plan credits reduced operating and general expenses and contributed to operating income by $9,472 and $10,500 for the nine months ended September 30, 1994 and 1993, respectively. On March 17, 1993, the Corporation announced an Incentive Retirement Program for employees of two of its subsidiaries, Stone & Webster Engineering Corporation and Stone & Webster Management Consultants, Inc. In excess of two hundred employees elected to retire under this Program. Total costs of $9,081 ($5,460, or $.36 per share, after tax) associated with the Program, representing the actuarially determined present value of Program benefits, were charged to operating and general expenses in the second quarter of 1993 with a corresponding offset to prepaid pension cost.

(I) Profits on investment securities represents the sale of investment securities, which after income taxes resulted in net income of $6,449, or $.43 per share, for the three and nine months ended September 30, 1994. The cost of securities sold is determined by average cost.

(J) Land held for resale is stated at the lower of cost or estimated net realizable value and in determining net realizable value, the Corporation uses independent appraisals and/or internal estimates which, among other things, include historical sales data, estimates of future sales prices and related transactional costs.

(K) Earnings per share are based on the average number of shares outstanding during the periods.

(L) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the explanatory notes in the Corporation's annual report to stockholders.

     Interim results of operations are not necessarily indicative of the results for a full year.

Form 10-Q                                                               15.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses

     Consolidated gross earnings, after excluding profits on investment securities of $9,762, decreased by $54,856 for the nine months ended September 30, 1994 and by $13,638 in the third quarter of 1994 compared with the same prior year periods. Consolidated operating and general expenses, after excluding the cost of the Incentive Retirement Program in 1993, severance costs in 1993 and 1994 and pension plan curtailment gains in 1993 and 1994, decreased by $15,733 and $7,948 for the nine months ended September 30, 1994 and third quarter of 1994, respectively. The cost of the Incentive Retirement Program was $9,081 for the nine months ended September 30, 1993, severance costs were $9,954 and $6,411 for the nine months ended September 30, 1994 and 1993, respectively, and $775 and $1,578 for the third quarters of 1994 and 1993, respectively, domestic pension plan curtailment gain was $504 for the three and nine months ended September 30, 1994, and a foreign pension plan curtailment gain was $1,072 for the three and nine months ended September 30, 1993.
     Gross earnings from domestic engineering, construction and consulting services decreased by $49,288 for the nine months ended September 30, 1994 and by $12,868 for the third quarter of 1994 compared with the same periods in 1993. These decreases are primarily due to the effect of lower profit margins, delays in the start-up of new work, lack of new awards to offset the completion of a number of assignments in prior periods and a reduction in the scope of the Tennessee Valley Authority's (TVA) nuclear program, including a significant reduction of work at a TVA plant. In addition, gross earnings for the third quarter and nine months ended September 30, 1994 were unfavorably affected by an adjustment of earnings previously recorded of $3,539 resulting from significant changes in certain contract job estimates. The reduced level of activity will continue to affect the results of operations over the remainder of the year. Operating and general expenses of our domestic engineering, construction, and consulting services, after excluding the cost of the Incentive Retirement Program in 1993, severance costs in 1993 and 1994 and a pension plan curtailment gain in 1994, decreased by $11,452 for the first nine months of 1994 and by $6,554 for the third quarter of 1994. These decreases are primarily due to a reduction in salary and employee benefits costs resulting from the reduction in staff, offset in part by higher bid and proposal costs. The cost of the Incentive Retirement Program was $9,081 for the nine months ended September 30, 1993 and severance costs were $9,506 and $4,774 for the nine months ended September 30, 1994 and 1993, respectively, and $698 and $970 for the third quarters of 1994 and 1993, respectively.
     It was expected that the savings in payroll and related expenses for those employees who elected to retire in 1993 under the Incentive Retirement Program would have further lowered operating and general expenses. These savings were not realized because of the drop in workload in the second half of 1993, which continued into the first nine months of 1994. Therefore, staff could not be placed on billable projects as expected, resulting in additional severance costs in 1994. Pension plan credits reduced operating and general expenses and contributed to operating income by $9,358 and $10,435 for the nine months ended September 30, 1994 and 1993, respectively, and $3,688 and $3,535 for the third quarters of 1994 and 1993, respectively. Favorable asset performance in the past ten years is the primary reason that the pension plan is overfunded.

Form 10-Q                                                               16.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (Continued)
     As previously reported in the 1993 Annual Report to Stockholders, the Corporation said that the effect of lower profit margins, delays in the start-up of new work and other factors would negatively impact financial results for the first half of 1994. In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter pre-tax charge of $5,500 for severance costs. Due to the significant decrease in gross earnings as previously described, in April 1994 the subsidiary reported that it would be required to make a further reduction of management and other staff positions which could amount to additional severance costs of approximately $10,000 on a pre-tax basis. In accordance with Emerging Issues Task Force Issue 94-3, severance costs cannot be recorded until the subsidiary of the Corporation adopts a formal severance plan which includes identifying and communicating the terms of termination to the affected employees. In the second and third quarters, the subsidiary had reductions of approximately 320 positions resulting in a pre-tax charge of $3,800 for severance costs. For the nine months ended September 30, 1994, the subsidiary reported reductions of approximately 670 positions resulting in a pre-tax charge of $9,300 for severance costs. All 670 positions have been terminated as of September 30, 1994. Subsequent to September 30, 1994, the subsidiary has been in the process of making further reductions of approximately 300 positions which will result in an additional pre-tax charge of approximately $8,000 for severance costs in the fourth quarter of 1994. This will result in a total cost for the second, third and fourth quarters of $11,800 or about $2,000 more than the estimate made by the subsidiary in April 1994. The subsidiary currently expects that the savings to be realized from staff reductions which occurred in 1994 will be approximately $35,000 in 1995. These actions are being taken to improve the subsidiary's competitive position and to more closely align its personnel with present market conditions while still maintaining the full engineering and construction resources necessary to serve clients. The Corporation continues to expect a loss for the year, excluding profits from the sale of investment securities.

     Gross earnings from our foreign subsidiaries' engineering, construction and consulting services, decreased by $3,916 for the nine months ended September 30, 1994 and by $549 for the third quarter of 1994 compared with the same periods of 1993. These decreases were mainly due to the favorable settlements of outstanding claims on two completed foreign projects included in the prior year periods. Operating and general expenses from our foreign subsidiaries' engineering, construction and consulting services, after excluding severance costs in 1993 and 1994 and a pension plan curtailment gain in 1993, decreased by $2,898 for the nine months ended September 30, 1994 and by $280 in the third quarter of 1994 compared with prior year periods primarily due to the downsizing of our United Kingdom operations in the second quarter of 1993, which resulted in lower salary, rent and contract staff costs. Severance costs were $448 and $1,637 for the nine months ended

Form 10-Q                                                               17.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (Continued)
September 30, 1994 and 1993, respectively, and $77 and $608 for the third quarter of 1994 and 1993, respectively. The pension plan curtailment gain was $1,072 for the three and nine months ended September 30, 1993.

     Gross earnings from cold storage and related activities decreased by $290 for the nine months ended September 30, 1994 and increased by $127 for the third quarter of 1994 compared with the same periods in 1993. The decrease for the nine months of 1994 is primarily due to reduced business volume experienced in the first quarter of 1994 while business volume improved in the second and third quarters of 1994. Operating and general expenses decreased by $347 for the nine months ended September 30, 1994 and by $32 for the third quarter of 1994 compared with prior year periods, primarily due to decreases in operating and maintenance costs.

     Gross earnings from oil and gas interests decreased by $1,743 for the nine months ended September 30, 1994 and by $1,038 for the third quarter of 1994 compared with prior year periods, primarily due to competitive factors which caused a decline in the number of gas marketing sales by our natural gas gathering and transporting company. Operating and general expenses decreased by $1,132 for the nine months ended September 30, 1994 and by $768 for the third quarter of 1994 compared with prior year periods. The decrease in both periods is primarily due to a decrease in gas purchases by our natural gas gathering and transporting company offset in part by higher exploration costs of our other oil and gas operations.

     Gross earnings from dividends and interest increased for the nine months ended September 30, 1994 and for the third quarter of 1994 compared with prior year periods primarily due to increased interest income on temporary investments, reflecting higher interest rates. Dividend income will decrease in the future as a result of sales of investment securities during the quarter.

     Profits on investment securities were $9,762 for the three and nine months ended September 30, 1994. There were no sales of investment securities in the prior year.

     Gross earnings from all other activities decreased by $140 for the nine months ended September 30, 1994 and increased by $278 for the third quarter of 1994 compared with prior year periods. The decrease for the nine months ended September 30, 1994 is primarily due to a reduction in income from equity investments and miscellaneous other income in 1994. Rental income on available space in company-owned office buildings in the Northeast, previously used for engineering operations, increased in both periods of 1994 and accounted for the increase in the third quarter of 1994 compared with 1993. Operations of our Tampa, Florida real estate holdings improved for the nine months of 1994 compared to 1993. The improvement is attributable to higher gross earnings from rents and lower interest expense on mortgages. Occupancy in company owned and operated properties in Sabal Park continues to be high with a vacancy rate of less than 3%.

Form 10-Q                                                               18.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Gross Earnings and Expenses (Continued)

     The income tax (benefit) provision resulted in effective rates of (26)% and 38% for the nine months ended September 30, 1994 and the third quarter of 1994, respectively, and 82% and 73% for the nine months ended September 30, 1993 and the third quarter of 1993, respectively. The effective rate for the nine months ended September 30, 1994 was lower than the U.S. statutory rate primarily due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts which accounted for a 3% reduction in the effective tax benefit rate recorded. State income taxes, net of federal benefit, also impacted the effective rate by 2% for the nine months ended September 30, 1994. The 1993 effective rates for the nine and three months ended September 30, 1993 were higher than the U.S. statutory rate primarily due to higher levels of foreign taxes applicable to certain foreign projects which are calculated based on gross receipts and impacted the effective rate by 16% and 5%, respectively, (there was a sharp decrease in these taxes in the first nine months of 1994) and higher state and local income taxes, net of federal benefit, which impacted the effective rate by 14% and 16%, respectively.

     In the first quarter of 1993, the Corporation adopted FASB Statement No. 109, Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for the first nine months ended September 30, 1993 by $2,322, or $.16 per share.

Financial Condition
     Cash and cash equivalents decreased by $2,778 during the first nine months of 1994. Net cash provided by operating activities of $10,052 reflects an increase in advance payments by clients of $15,926, attributable to payments on new contracts in excess of costs and revenues recognized, a decrease in accounts receivable and unbilled charges under contracts of $16,227, attributable to the lower level of activity in our engineering, construction and consulting operations, partially offset by losses from operations, severance payments of $6,848 (on a consolidated basis), a reduction in accounts payable of $6,756 resulting from the paydown of job liabilities. Severance payments of $6,475 of the $9,300 accrued by Stone & Webster Engineering Corporation in 1994 were made during the first nine months of 1994. The balance of severance costs not yet paid will be funded from cash on hand and temporary investments. Net cash used by investing activities primarily reflects purchases of property, plant and equipment primarily related to expenditures for the construction of a paper fiber recycling plant and the construction of a new office facility which was completed and opened in early 1994. A subsidiary of the Corporation has a material commitment for capital expenditures relating to the paper fiber recycling plant. The financing for the paper fiber recycling plant as well as the source of funding for the subsidiary's share of the equity investment is described below. Net cash provided by financing activities primarily represents borrowings to finance capital expenditures previously discussed. Dividends paid amounted to $6,740. The Corporation believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The

Form 10-Q                                                               19.
   For the quarter ended September 30, 1994   Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Financial Condition (Continued)

Corporation has on hand and access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which totaled $45,417, all of which were available at September 30, 1994.

     The Corporation and its subsidiaries have obtained financing for their real estate operations, the construction of a paper fiber recycling plant and a new office facility which was completed and opened in early 1994. In the first quarter of 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest obtained a non-recourse construction loan of $62,500 for the partnership's planned paper fiber recycling plant. The cost of the plant is expected to be $65,000. Upon completion of construction, long-term financing of $48,750 will be obtained and the partners will make an equity investment of $16,250, of which the subsidiary of the Corporation's share is $15,300. The Corporation intends to invest in additional equity participation investments.

     As stated in Note L to the consolidated financial statements, interim results of operations are not necessarily indicative of the results for a full year.