Form 10-K405
period 1994-12-31
STONE & WEBSTER INC
filed 1995-02-28
CIK 94601

                         FORM 10 - K

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended December 31, 1994

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

FORM 10-K 1994                                 Stone & Webster, Incorporated

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

     $420,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of January 31, 1995.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock: 14,502,281 shares as of January 31, 1995.

     The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

     Part                Document

     III                 Proxy Statement in connection with the
                         registrant's 1995 Annual Meeting of
                         Stockholders

FORM 10-K 1994                                 Stone & Webster, Incorporated

                           PART I
Item 1.  Business.

          Registrant was incorporated as a Delaware corporation in 1929. Registrant, through its subsidiaries, is principally engaged in providing professional engineering, construction and consulting services. The Stone & Webster organization also owns cold storage warehousing facilities in Atlanta and Rockmart, Georgia; owns and operates the Stone & Webster office buildings in Boston, Massachusetts, Cherry Hill, New Jersey, and Houston, Texas; develops and takes ownership interests in and operates projects in the power, pulp and paper, and other industries; owns natural gas and oil production facilities in Texas, Louisiana and the Province of Alberta, Canada; explores for natural gas and oil in the United States and Canada; owns mineral interests in the United States and Canada; owns and operates natural gas gathering and transporting systems and compressor stations in the Southwest; and is developing for rental or sale a major corporate office and business center in Tampa, Florida. Services of the nature inherent in these businesses are provided to clients and customers.

          The information relating to the business segments of the registrant required by this Item is filed herewith under "Business Segment Information" of the Financial Information section included in Appendix A to this report. This information indicates the amounts of revenues from sales to unaffiliated customers (from which percentage of revenues information is available), operating profit and identifiable assets attributable to the registrant's industry segments for the three years ended December 31, 1994. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed herein in Appendix A.

     Engineering, Construction and Consulting Services

          Registrant, through its subsidiaries, provides complete engineering, design, construction and full environmental services for power, process, industrial, governmental, transportation and civil works projects. It also constructs from plans developed by others, makes engineering reports and business examinations, undertakes consulting engineering work, and offers information management and computer systems expertise to clients. It also offers a full range of services in environmental engineering and sciences, including complete execution of environmental projects. It remains active in the nuclear power business, for utility and governmental clients, and continues to undertake a significant amount of modification and maintenance work on existing nuclear power plants. In addition, it offers advanced computer systems development services and products in the areas of plant scheduling, information systems, systems integration, computer-aided design, expert systems, and database management. It also develops projects in the power and other industries in which registrant or its subsidiaries may take an ownership position and

FORM 10-K 1994                                 Stone & Webster, Incorporated

     Item 1.  Business. (Cont'd.)

     Engineering, Construction and Consulting Services
        (Cont'd.)

     for which other subsidiaries may provide engineering, construction, management and operation and maintenance services. Comprehensive management consulting and financial services are also furnished for business and industry, including public utility, transportation, pipeline, land development, petroleum and manufacturing companies, banking and financial institutions and government agencies, and appraisals are performed for industrial companies and utilities.

          During 1994, the registrant's engineering, construction and consulting services segment modified its approach to its market and strengthened its strategic plan by implementing a new organizational structure in registrant's largest subsidiary. This organizational structure establishes four "Global Business Units"
     (GBU) responsible for marketing and executing projects within a sector on a worldwide basis. Each GBU also will be accountable for achieving goals established for that market sector. These four GBUs are in the power, process, government and industrial sectors. The new structure will enable the registrant to capitalize on its international relationships, experience and abilities. Where appropriate, lump sum, turnkey contracts will be employed as a means of providing comprehensive services. Registrant's engineering, construction and consulting business segment will continue to focus on its strengths involving technology, for example, in advanced applications in both refinery and ethylene process work and in development of expert systems.
     In addition, registrant's development activities will continue to involve projects in which registrant's subsidiaries will hold equity investments while at the same time providing engineering, construction and plant operations opportunities for other units in the organization.

          In connection with the GBU organizational structure adopted in 1994 as discussed above, workforce reductions were made to improve the engineering, construction and consulting services segment's competitive position in a highly competitive business environment while still maintaining the full engineering and construction and support resources necessary to serve clients.

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

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item  1.  Business. (Cont'd.)

     Cold Storage Services (Cont'd.)

     Offices and processing areas are leased to customers. Comprehensive freezer services are offered to customers. The Rockmart site has sufficient land to allow for future expansion and to make additional space available to food processors. In addition, the facility features direct loading of product onto distribution trucks from railroad cars delivered on two railroad lines which serve the Rockmart plant. In view of increased demand for services relating to food exports, this subsidiary's strategic plans include adding three additional blast-freezing cells in 1995.

     Other

          Building operating services are performed for office buildings at 245 Summer Street and 51 Sleeper Street, Boston, Massachusetts, and at 3 Executive Campus, Cherry Hill, New Jersey. These buildings are occupied by subsidiaries of registrant or held for rental to others. In addition, an office building occupied by subsidiaries of registrant is located at 1430 Enclave Parkway, Houston, Texas. Building operating services are also performed at this location.

          Projects which may be wholly or jointly owned and operated are being developed. Most projects include opportunities for other subsidiaries of registrant to provide engineering, construction and management services. Projects being developed are in the power, pulp and paper, and other industries.

          Natural gas and oil production properties are owned and operated in Texas; exploration for and development of natural gas and oil properties are carried out in the United States and Canada; mineral rights are owned in Texas and New Mexico; interest in a natural gas and oil lease offshore Texas is also owned; and working interests are held in natural gas and oil properties in Texas and in western Canada. Natural gas gathering and transporting systems are owned and operated in fee and in partnership with others, and related services are provided, in Texas, Louisiana and Oklahoma.

          A large corporate office and business center is owned and being developed in Tampa, Florida. Commercial, industrial and other properties are held for sale and for lease.

     Competition

          The principal business activities of registrant in the engineering, construction and consulting services segment are highly competitive, with competition from a large number of well-established concerns, some privately held and others publicly

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 1.  Business. (Cont'd.)

     Competition (Cont'd.)

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

     Backlog

          Backlog figures for the registrant's engineering, construction and consulting services segment historically have not been considered by the registrant to be indicative of any trend in these activities nor material for an understanding of its business. At any given date, the portion of engineering and construction work to be completed within one year can only be estimated subject to adjustments, which can in some instances be
     substantial, based on a number of factors.   Clients frequently
     revise the scope of the services for which they have contracted with subsidiaries of registrant, especially on projects subject to regulatory approval or which require environmental permitting/licensing. Scope increases and decreases of substantial magnitude are commonplace on such projects and directly affect backlog. Additionally, delays are common and affect the timing of when backlog would be translated into revenues. As a result, the aggregate of such figures in relation to registrant's consolidated revenues could be misleading unless understood in light of the foregoing contingencies.

          The registrant's backlog information is calculated on the basis of the total value to the registrant's subsidiaries of all services to be rendered under the available contracts plus the value of equipment, material, services and subcontracts for which the contracting subsidiary has overall technical and commercial responsibility. The following backlog information is provided as of December 31, 1994 and December 31, 1993.

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 1.  Business. (Cont'd.)

     Backlog (Cont'd.)

          The registrant's subsidiaries' backlog as of December 31, 1994 amounted to $1,541.8 million in comparison to $1,509.7 million as of December 31, 1993. New work awards in 1994 were $1,069.5 million, approximately 40% of which came from contract awards in the process sector. The reduction in backlog due to changes in scope was primarily due to the reduction of scope in the amount of $319 million at a Tennessee Valley Authority ("TVA") plant during the first quarter of 1994. Although the majority of our contracts may be reduced or cancelled by the client at any time, reductions in scope of this magnitude are unusual.

          The backlog at December 31, 1994 includes $130 million for contracts won, but still under final negotiation.

          Approximately 40% of the total backlog as of December 31, 1994 is expected to be realized within the next year.

          In addition, approximately 40% of the December 31, 1994 backlog amount is from contracts with foreign clients.

                           BACKLOG
      Engineering, Construction and Consulting Services
                       (in Millions of Dollars)

 As of            New        Changes         Revenue           As of
12/31/93          Work       In Scope       Recognized*       12/31/94
$1,509.7       $1,069.5     ($  296.9)      ($  740.5)        $1,541.8

          *Revenue Recognized reflects gross revenues.

          Backlog figures in the cold storage industry are not provided since, in the registrant's opinion, such information is not necessarily meaningful because of the nature of the food processing, storage and distribution business where repetitive services of short duration are the norm.

     Clients

          Although registrant's subsidiaries in the engineering, construction and consulting services segment have numerous clients and registrant historically has not had a continuing dependence on any single client, one or a few clients has in the past and may in the future contribute a substantial portion of the registrant's consolidated revenues in any one year or over a period of several consecutive years due to the size of major engineering and construction projects. The registrant's business is not necessarily dependent upon sustaining, and the registrant does not necessarily expect to sustain in future years, the level of revenues contributed by particular clients in any given year or

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 1.  Business. (Cont'd.)

     Clients (Cont'd.)

     period of consecutive years. Once the subsidiary commences work on a particular project, it is unlikely that the client would terminate the involvement of the subsidiary prior to completion of the project, unless the project itself is cancelled or postponed. Historically the registrant's subsidiaries have provided ongoing services to clients following completion of major projects for them. Nonetheless, the registrant must obtain new engineering and construction projects, whether from existing clients or new clients, in order to generate revenues in future years as existing projects are completed. Consequently, the registrant has not considered the names of clients to be material to investors' understanding of the registrant's business taken as a whole. The registrant has previously reported this information on the basis of gross earnings (revenues less direct costs). Stated in terms of total revenues (as described under Backlog, above), which is consistent with registrant's financial reporting in this report, Tennessee Valley Authority, which has been and continues to be a significant client, accounted for 15%, 22% and 18% of consolidated revenues for 1992, 1993 and 1994, respectively. In addition, in 1994 Indianapolis Power and Light Company contributed 11% of consolidated revenues.

          The cold storage and related activities segment had no client who accounted for 10% or more of consolidated revenues in 1992, 1993, or 1994.

     Environmental Compliance

          Compliance by registrant and its subsidiaries with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had, and is expected to have, no material adverse effect upon the capital expenditures, earnings and competitive position of registrant and its subsidiaries. Also see Note (M) to the consolidated financial statements as set forth under "Notes to Consolidated Financial Statements" of the Financial Information section filed herewith in Appendix A to this report.

          The engineering, construction and consulting services segment has benefitted from the extensive amount of environmental legislation and regulatory activity now in place because the effect of such regulations on the businesses of the segment's clients has increased the demand for environmental services provided by registrant's subsidiaries. This demand for such services to help clients in their own environmental compliance efforts is expected to continue.

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 1.  Business.  (Cont'd.)

     Employees

          The registrant and its subsidiaries had approximately 5,000 regular employees as of December 31, 1994. In addition, there are at times several thousand craft employees employed on projects by subsidiaries of registrant. The number of such employees varies in relation to the number and size of the projects actually undertaken at any particular time.

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 1.  Business.  (Cont'd.)

       Executive and Other Officers of the Registrant.

Name                   Age     Position Held             Held Since

Bruce C. Coles         50      President                  6/20/90
                               Chief Executive
                               Officer                    5/12/94
                               Director                   6/20/90

William M. Egan        66      Executive
                               Vice President             2/19/86
                               Director                   10/1/91

James N. White         60      Executive
                               Vice President              1/1/92

Kenneth F. Reinschmidt 56      Senior
                               Vice President              7/1/93

Peter F. Durning       56      Secretary                  7/20/94


          Each of the executive and other officers listed above has held executive or administrative positions with the registrant or one or more of its subsidiaries for at least the last five years.

          Each officer was elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Stockholders and until his successor is duly elected and qualified. The next Annual Meeting of Stockholders is scheduled to be held May 11, 1995.


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

          B. A 8 story office building with approximately 140,000 square feet of office space at 51 Sleeper Street, Boston, Massachusetts, which is held for rental to others.

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 2.  Properties. (Cont'd.)

          C. A 6 story office building with approximately 450,000 square feet of office space at 3 Executive Campus, Cherry Hill, New Jersey, which is approximately 50% occupied by registrant's subsidiaries with the balance held for rental to others.

          D. A 6 story office building with approximately 320,000 square feet of office space at 1430 Enclave Parkway, Houston, Texas which is substantially occupied by subsidiaries of registrant.

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

          G. A 50 megawatt electrical co-generation plant in Binghamton, New York, in which a subsidiary owns a 33 1/3% interest.

          H. A 200 tons per day paper fiber recycling plant currently under construction in Auburn, Maine, in which a subsidiary owns a 94.3% interest.

          I. A plant for the production of oriented strand board currently under construction in Miramichi, New Brunswick, Canada, in which a subsidiary owns a 10.42% interest.

          J. Approximately 290 acres in or near a corporate office and business center being developed by a subsidiary of registrant in Tampa, Florida, including 10 buildings owned by subsidiaries of registrant comprising approximately 440,000 square feet of space, a 50% interest in a limited partnership owning an office building with approximately 130,000 square feet of space, and approximately 240 acres of developed and vacant land, all of which is held for sale or rental to others.

          Except as specified above, all of the properties listed above are owned in fee by subsidiaries of the registrant. In addition to the foregoing, registrant and its subsidiaries occupy office space in various cities, in premises leased from others for varying periods - both long and short term - the longest of which extends to 2008.

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 3.  Legal Proceedings.

               (a) As reported in Item 3, Legal Proceedings, in registrant's Form 10-K for the year ended December 31, 1993, Stone & Webster Engineering Corporation, a subsidiary of registrant, ("SWEC") provided design engineering services to Chesapeake Paper Products Company ("Chesapeake") in Virginia in connection with a plant expansion. After the completion of SWEC's services on its contract, Chesapeake made a claim against SWEC in the amount of approximately $5,000,000, claiming additional expenses due to design defects associated with the structural electrical and mechanical design of the boiler and evaporator. In April of 1993, Chesapeake brought suit against SWEC in the United States District Court for the Eastern District of Virginia. SWEC denied Chesapeake's allegations, claiming that it did not owe Chesapeake anything, and instead, by way of counterclaim, that Chesapeake owed SWEC $1,479,258 for the balance due for its services on the project. The case was tried before a jury and completed on December 8, 1993. At the close of the plaintiff's case, the Court directed a verdict on SWEC's counterclaim in favor of SWEC for approximately $1,580,000. Chesapeake's claim proceeded through trial and was submitted to the jury. The jury returned a verdict in favor of Chesapeake and against SWEC for $4,655,642.

                    SWEC believes there are substantial grounds for setting aside the jury verdict against SWEC, and has filed an appeal to the Fourth Circuit Court of Appeals.

               (b) As reported in Item 3, Legal Proceedings, in registrant's Form 10-K for the year ended December 31, 1993, in November 1990, Stone & Webster Engineering Corporation commenced an action, now pending in the United States District Court for the District of Massachusetts, against Northbrook Insurance Company, several other insurance companies and certain other parties. The complaint sought monetary damages, attorneys' fees and costs, and a declaration that the insurance company defendants must defend and indemnify SWEC against claims asserted against it in another lawsuit. Although the underlying lawsuit was settled in March 1991, SWEC is continuing its suit seeking damages, attorneys' fees and other monetary relief relating to its defense of such underlying lawsuit. No provision has been made in the financial statements of registrant for any potential recoverable amounts.

               (c) As reported in Item 3, Legal Proceedings, of the registrant's Form 10-K for the year ended December 31, 1993, Stone & Webster Engineering Corporation has been named as a defendant, along with numerous other defendants, in a number of complaints which seek damages arising out of alleged

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 3.  Legal Proceedings.  (Cont'd.)

          personal injuries and/or wrongful death due to exposure to asbestos products negligently utilized by the defendants.

                    Many of these complaints have been dismissed or withdrawn, and SWEC has settled many of these cases for amounts which, when taken together, do not have a material impact on registrant's financial condition or results of operation. Registrant believes that there has not been, nor is there a probability that there will be, any accrual of a material liability of the registrant as a result of the absbestos claims received to the present.

                    SWEC believes that it has strong factual and legal defenses to the remaining claims and intends to defend vigorously.

               (d) Stone & Webster Engineering Corporation provided engineering services to Vista Chemical Company ("Vista") at its Westlake, Louisiana chemical plant. In 1991, Vista filed suit against another company and SWEC, contending that the engineering work performed by SWEC was performed late and not in accordance with the standards of professional practice. Vista is seeking to recover costs incurred to complete the project in excess of the original estimate, certain costs that it incurred to operate the plant, and lost profits from its operations, but it has not specified in writing the total amount of damages it is seeking. SWEC has denied the material allegations contained in the plaintiff's petition. SWEC believes that it has valid factual and legal defenses to the claims asserted and that limitation of liability provisions in the engineering contracts limit the amount of recoverable damages in this case to the proceeds from insurance with the limits specified in the contracts, plus compensation received by SWEC for its work under the contracts. In the latter part of 1994, SWEC, after consultation with counsel, determined that it is probable that it has some liability in this action and that it has a reasonable estimate of liability of $5,000,000. It is probable that any liability in excess of $5,000,000 would be covered by insurance. As stated in Note
          (M) to the consolidated financial statements filed herewith, SWEC has expensed $3,800,000 and $1,200,000 in 1994 and
          1993, respectively, in connection with this matter.

               (e) Also see Note (M) to the consolidated financial statements as set forth under "Notes to Consolidated
          Financial Statements" of the Financial Information section filed herewith in Appendix A to this report.

FORM 10-K 1994                                 Stone & Webster, Incorporated

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

Item 8.  Financial Statements and Supplementary Data.

          The information required by Item 8 is filed herewith under the Consolidated Financial Statements of Stone & Webster,
     Incorporated and Subsidiaries together with the report of Coopers & Lybrand L. L. P. dated February 14, 1995 of the Financial
     Information section included in Appendix A to this report.

Item 9.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure.

          Not applicable.

FORM 10-K 1994                                 Stone & Webster, Incorporated

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

FORM 10-K 1994                                 Stone & Webster, Incorporated

                           PART IV

Item 14.  Exhibits, Financial Statement Schedule, and
          Reports on Form 8-K.

  (a)  Documents filed as part of the report:

     1.  Financial Statements and Financial
           Statement Schedule

          The following items appear in the Financial Information
section included as Appendix A to this report:

            Management's Discussion and Analysis
              of Financial Condition and Results of Operations

            Financial Statements:

             Consolidated Statement of Income for the Three
                Years Ended December 31, 1994
             Consolidated Balance Sheet as at December 31,
                1994 and 1993
             Consolidated Statement of Stockholders' Equity
                for the Three Years Ended December 31, 1994
             Consolidated Statement of Cash Flows for the
                Three Years Ended December 31, 1994
            Summary of Significant Accounting Policies
            Notes to Consolidated Financial Statements
              Selected Financial Data
            Market and Dividend Information
            Report of Management
            Business Segment Information

           Financial Statement Schedule:

            Financial Statement Schedule for the Three
                  Years Ended December 31, 1994:

             VIII-Valuation and Qualifying Accounts

FORM 10-K 1994                                 Stone & Webster, Incorporated

Item 14. Exhibits, Financial Statement Schedule, and
               Reports on Form 8-K.

     1.  Financial Statements and Financial
            Statement Schedule   (Cont'd.)

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

       (4) Instruments defining the rights of security holders, including indentures - As of December 31, 1994, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $89,642,000 principally in connection with mortgages relating to real property for a subsidiary's corporate office and business center in Tampa, Florida, for another subsidiary's office building, for the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

FORM 10-K 1994                                 Stone & Webster, Incorporated


Item 14.  Exhibits, Financial Statement Schedule, and
               Report on Form 8-K.

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

          (b) Consulting Agreement dated June 15, 1994 between Stone & Webster, Incorporated and William F. Allen, Jr.

      (21) Subsidiaries of the registrant.

      (23) Consent of Independent Accountants.

      (27) Financial Data Schedule.

   (b)  Reports on Form 8-K

          Registrant did not file any reports on Form
        8-K during the last quarter of the period covered by this report.

FORM 10-K 1994                                 Stone & Webster, Incorporated

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

Date: February 15, 1995


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



February 15, 1995         BRUCE C. COLES
                          Bruce C. Coles
                          President
                          Chief Executive Officer
                          Director



        "                 WILLIAM M. EGAN
                          William M. Egan
                          Executive Vice President
                          Director
                          (Principal Financial and
                          Accounting Officer)



        "                 WILLIAM F. ALLEN, JR.
                          William F. Allen, Jr.
                          Chairman of the Board
                          Director



        "                 WILLIAM L. BROWN
                          William L. Brown
                          Director

FORM 10-K 1994                                 Stone & Webster, Incorporated

February 15, 1995         FRANK J. A. CILLUFFO
                          Frank J. A. Cilluffo
                          Director



        "                 DONNA R. FITZPATRICK
                          Donna R. Fitzpatrick
                          Director



        "                 J. PETER GRACE
                          J. Peter Grace
                          Director



        "                 KENT F. HANSEN
                          Kent F. Hansen
                          Director



        "                 ELVIN R. HEIBERG III
                          Elvin R. Heiberg III
                          Director



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

Form 10-K 1994                                     Stone & Webster, Incorporated

                                       APPENDIX A
                     STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION APPENDIX



                                                                                   Page

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                            A-2

 Financial Statements:

      Consolidated Statement of Operations for the Three Years Ended
         December 31, 1994                                                         A-6
      Consolidated Balance Sheet as at December 31, 1994 and 1993                  A-7
      Consolidated Statement of Stockholders' Equity for the Three Years
         Ended December 31, 1994                                                   A-9
      Consolidated Statement of Cash Flows for the Three Years
         Ended December 31, 1994                                                   A-10
 Summary of Significant Accounting Policies                                        A-11
 Notes to Consolidated Financial Statements                                        A-12
 Selected Financial Data and Market and Dividend Information                       A-19
 Report of Management                                                              A-20
 Business Segment Information                                                      A-21

 Financial Statement Schedule:

      Financial Statement Schedule for the Three Years
         Ended December 31, 1994:

           VIII - Valuation and Qualifying Accounts                                A-22

 Report of Independent Accountants                                                 A-23


                 STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(All dollar amounts, except per share amounts, are in thousands.)


RESULTS OF OPERATIONS

1994 Compared With 1993. The Corporation has changed its reporting format and now reports revenues instead of gross earnings. Engineering, construction and consulting revenues represent billings for the total value of all services including plant equipment, materials and subcontractors for which the engineering subsidiaries are contractually responsible under all of their contracts. Previously, the Corporation reported gross earnings which represented engineering, construction and consulting revenues less direct costs.

The Corporation had a consolidated net loss for 1994 of $7,807, or $.52 per share. These results included, on an after-tax basis, severance costs of $12,596 and profits from sales of investment securities of $21,208. The net loss is attributable to our engineering, construction and consulting operations primarily due to a decline in revenues, lower profit margins and intensified competition. As a result, there was a downsizing and a new organizational structure implemented in the Corporation's largest engineering subsidiary. The comparisons between years are presented below.

Revenues from engineering, construction and consulting services decreased by $266,308 in 1994. This decrease was due to a decline in revenues of $124,704 from domestic operations and $141,604 from foreign operations. Approximately $93,000 of the domestic decrease was attributable to a decrease in our nuclear work with the Tennessee Valley Authority (TVA) due to the reduction in scope by the TVA in its nuclear program. The decrease in foreign operations of $141,604 was due to a reduction in expenditures for plant equipment and materials purchased for projects in the United Kingdom and Abu Dhabi and a lower level of work activity in Malaysia and other foreign operations. Other factors affecting revenues in 1994 were primarily the result of a lower volume of work available for execution. The backlog as of December 31, 1994 amounted to $1,541,800 in comparison to $1,509,700 as of December 31, 1993. The 1994 backlog amount includes approximately 40% from contracts with foreign clients. Although the total value of the backlog was relatively unchanged, many of the projects were at reduced levels of activity because they were either at the early stages of initiation or nearing completion. Relatively fewer projects were at a stage of peak activity and many of the current projects extend over relatively long periods with services furnished on demand. New work awards in 1994, approximately 40% of which came from contract awards in the process sector, were $1,069,500 and offset the significant reduction in scope of $319,000 experienced at a TVA plant during the first quarter of 1994. Based upon these factors and current market conditions we expect similar revenue levels in 1995 to those of 1994.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


The Corporation's largest subsidiary, Stone & Webster Engineering Corporation, took actions throughout the year to reduce staff levels and operating costs. During 1994, the subsidiary modified its business environment and strengthened its strategic business plan by implementing a new organizational structure. This organizational structure establishes four "Global Business Units" (GBU) responsible for marketing and executing projects within a sector on a worldwide basis. Each GBU also will be accountable for achieving goals established for that market sector. These four GBUs are in the power, process, government and industrial sectors. In connection with the GBU organizational structure adopted in 1994, workforce reductions were made to improve the engineering, construction and consulting services competitive position and gross profit in a highly competitive business environment while still maintaining the full engineering and construction and support resources necessary to serve clients. In April 1994, the subsidiary reported a first quarter pre-tax charge of $5,500 for severance costs relating to the termination of 350 positions and it estimated that it would be required to make further reductions of management and other staff positions which could amount to additional severance costs of approximately $10,000 over the remainder of the year. The actual amount for the last three quarters amounted to $14,000 for 650 additional positions that were terminated. The subsidiary currently expects that the payroll-related cost savings to be realized from these staff reductions will be approximately $35,000 in 1995. The subsidiary does not anticipate any significant staff adjustments in 1995 other than those associated with the normal start up and completion of projects. As a result of the staff reduction actions in 1994, the Corporation expects that 1995 operations will be profitable.

A number of significant items affected gross profit (loss) in both years and the amounts included in cost of revenues are itemized in the table below:

                                    -------------------------------------
                                      1994                 1993
- -------------------------------------------------------------------------
Revenues                            $740,458           $1,006,766
Cost of revenues                     747,732              970,237
                                    --------           ----------
Gross profit (loss) as reported       (7,274) (1.0)%       36,529     3.6%
Add (deduct):
 Pension plan credit                 (12,391)             (13,312)
 Incentive Retirement Program             --                8,718
 Severance                            19,319                7,138
 Pension curtailment gain               (363)                (986)
 Provision for lawsuits                4,700                5,200

 Changes in job contract estimates     5,310                   --
                                    --------           ----------
Adjusted Gross Profit               $  9,301   1.3%    $   43,287     4.3%
- -------------------------------------------------------------------------

Excluding the significant items noted above, gross profit decreased by $33,986 in 1994 compared with 1993. Gross profit was adversely impacted by declining activity levels, as previously discussed, and the necessity to retain staff until job obligations were complete. This caused an increase in overhead costs and a corresponding increase in cost of revenues which reduced gross profit. A subsidiary of the Corporation settled two contract-related lawsuits in 1994 for $900 and has another case where it is probable that the final outcome will result in a loss to the subsidiary. Based on opinion from counsel, the subsidiary expensed $3,800 and $1,200 in 1994 and 1993, respectively. It is probable that any liability in excess of the amounts expensed would be fully covered by applicable insurance. Losses in excess of existing insurance coverage are considered unlikely.

Pension plan credits reduced costs and expenses and contributed to operating income by $13,043 and $13,867 in 1994 and 1993, respectively. Favorable asset performance in the past ten years is the primary reason that the pension plan is overfunded. Selling, general and administrative expenses increased by $5,793 primarily due to higher bid and proposal expenses incurred in seeking new work.

Revenues from cold storage and related activities increased by $366 in 1994 primarily due to increased demand for services relating to food exports. As a result of the increased demand, additional blast-freezing cells will be added in 1995. Gross profit was $7,890 or 45.7% in 1994 compared with $7,195 or 42.5% in 1993, an increase of $695 or 9.7%. The improvement in gross profit was attributable to higher revenues as well as a decrease in cost of revenues. Direct labor and maintenance expense decreased due to improved warehouse management. Selling, general and administrative expenses remained relatively constant in 1994.

Revenues from our oil and gas interests decreased by $2,270 in 1994 primarily due to a significant decline in the number of gas marketing sales by our natural gas gathering and transporting company. The competitive factors in this business have resulted in our shifting away from this area as larger companies have captured most of the available gas marketing transactions. Therefore, the Corporation evaluated the carrying value of the gas gathering and transporting company and the remaining goodwill of $862 was written off in 1994. Cost of revenues, before this goodwill writeoff, decreased by $1,706 primarily due to the decrease in purchases of gas for resale because of the reduction in the related gas marketing activity. Other oil and gas activities showed a slight increase in revenues in 1994 but were exceeded by costs of revenues due to higher operating costs of producing wells and higher exploration costs during 1994 compared with 1993. Selling, general and administrative expenses remained relatively constant in 1994.

Revenues from dividends and interest increased by $877 in 1994 due to increased interest income on U. S. Government securities,

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


partially offset by a decrease in dividend income due to the sale of our remaining investment securities in 1994. Therefore, there will be no dividend income in 1995.

The Corporation realized profits from sales of investment securities of $32,102 for 1994. There were no such sales in the prior year.

Revenues from all other activities increased by $359 in 1994. Rental income on available space in company-owned office buildings in the Northeast, previously used for engineering operations, accounted for most of this increase. Operations of our Tampa, Florida, real estate holdings improved in 1994 as compared with 1993 due to higher rental income and lower operating costs. Occupancy in company-owned and operated properties in Sabal Park continues to be high with a vacancy rate of less than 3%.

The income tax provision resulted in effective tax rates (benefit) of (11%) and 104% for 1994 and 1993, respectively. The benefit for 1994 was lower than the U.S. statutory rate and the effective rate for 1993 was higher than the U.S. statutory rate, primarily due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts and which accounted for 12% and 34% increases, respectively, in the effective tax rates recorded. The decrease in the benefit in 1994 was also due to state income taxes, which accounted for 8% of the decrease. The increase in 1993 was also due to settlement with the IRS of prior years' federal income tax returns, amounting to 24%, and an increase in the Corporation's net deferred tax liabilities, amounting to 13%, due to the change in the federal statutory income tax rate from 34% to 35%.

In the first quarter of 1993, the Corporation adopted FASB Statement No. 109, Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for 1993 by $2,322, or $.16 per share.

1993 Compared With 1992. Consolidated revenues were $1,053,095 in 1993 compared with $987,220 in 1992, an increase of $65,875. Consolidated cost of revenues increased by $80,560 in 1993 while selling, general and administrative expenses increased by $884.

Revenues from engineering, construction and consulting services increased by $63,830 in 1993 largely due to expenditures for plant equipment and material purchased for projects in the United Kingdom and Abu Dhabi. Excluding these expenditures, revenues decreased by $4,878 primarily due to the completion of a number of assignments coupled with delays in the start-up of replacement work. Many of our new assignments are executed under multiyear contracts, and there can be a long time lag between the award date and the authorization by the client to initiate start-up. Gross profit was $36,529 or 3.6% in 1993 compared with $53,696 or 5.7% in 1992.

A number of significant items affected gross profit (loss) in both years and the amounts included in cost of revenues are itemized in the table below:

                               ---------------------------------------
                                   1993                 1992
- ----------------------------------------------------------------------
Revenues                       $1,006,766             $942,936
Cost of revenues                  970,237              889,240
                               ----------             --------
Gross profit as reported           36,529   3.6%        53,696   5.7%
Add (deduct):
 Pension plan credit              (13,312)             (13,063)
 Incentive Retirement Program       8,718                   --
 Severance                          7,138                3,077
 Pension curtailment gain            (986)                  --
 Provision for lawsuits             5,200                   --
                               ----------             --------
Adjusted Gross Profit          $   43,287   4.3%      $ 43,710   4.6%
- ----------------------------------------------------------------------

Excluding the items noted above, gross profit decreased by $423 in 1993 compared with 1992. The decrease in gross profit was attributable to the intense competition for new work which resulted in lower margins on projects. The decrease would have been greater except for the favorable impact of several contract change orders and the attainment of milestones on two substantially completed projects in Malaysia. In 1993, in a contract-related lawsuit, the jury returned a verdict against a subsidiary of the Corporation. Although the subsidiary has filed an appeal to reverse the damage award against it, the subsidiary recorded a $4,000 charge in connection with this matter.

We had reported that in excess of 200 employees elected to retire under the 1993 Incentive Retirement Program which, based on their payroll and related expenses, should have resulted in an estimated on-going annual savings of $18,000. However, this annualized savings did not result in increased net income since our workload dropped in the second half of 1993 and some staff could not be placed on billable projects as originally expected. Pension plan credits reduced costs and expenses and contributed to operating income by $13,867 and $13,607 in 1993 and 1992, respectively. Favorable asset performance in the past ten years is the primary reason that the pension plan is overfunded. Selling, general and administrative expenses increased $976 primarily due to higher bid and proposal expenses.

There continued to be a lack of major new projects due to the slower than expected economic recovery. The intense competition for new work resulted in lower profit margins on the projects awarded. These factors, combined with delays in the start-up of new work, adversely affected our engineering, construction and consulting operations in 1993 and, as anticipated, negatively impacted financial results for 1994.

Revenues from cold storage and related activities increased by $1,216 in 1993 primarily due to increases in storage and handling revenues. Gross profit was $7,195 or 42.5% in 1993 compared with $6,106 or

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


38.9% in 1992, an increase of $1,089 or 17.8%. The improvement in gross profit was attributable to higher revenues and a relatively small increase in cost of revenues due to improved management of operating and indirect costs. Selling, general and administrative expenses increased by $86 in 1993.

Revenues from our oil and gas interests decreased by $381 in 1993 primarily due to a decline in the number of gas marketing sales by our natural gas gathering and transporting company due to competitive factors. Partially offsetting this decrease was the favorable effect on revenues of an increase in the average gas price received by our other oil and gas interests. Cost of revenues of our oil and gas interests decreased in 1993 by $1,453 primarily due to a decrease in the purchases of gas for resale and lower depletion costs in our oil and gas operations as a result of several gas well retirements in 1992. Selling, general and administrative expenses increased by $141 in 1993 compared with the prior year.

Revenues from dividends and interest decreased by $649 in 1993 due to reduced interest income on U.S. Government securities, reflecting lower interest rates.

Revenues from all other activities increased by $6,257 in 1993 due principally to higher rental income on company-owned office buildings in the Northeast, previously used for engineering operations. Our real estate operations in Tampa, Florida, continued to be affected by the adverse conditions prevailing in the commercial real estate market in the United States. Operating results in 1993 showed a slight improvement over 1992.

The income tax provision resulted in effective rates of 104% and 60% for 1993 and 1992, respectively. The effective rates for 1993 and 1992 were higher than the U.S. statutory rate, primarily due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts and which accounted for 34% and 11% increases, respectively, in the effective tax rates recorded. The increases were also due to settlement with the IRS of prior years' federal income tax returns, amounting to 24% in 1993 and 6% in 1992. Also affecting the rate by 13% in 1993 was an increase in the Corporation's net deferred tax liabilities due to the change in the federal statutory income tax rate from 34% to 35%.

FINANCIAL CONDITION

Cash and cash equivalents, as shown in the Consolidated Statement of Cash Flows, decreased by $8,491 during 1994. Net cash provided by operating activities of $17,574 reflects a decrease in costs and revenues recognized in excess of billings of $20,071, attributable to the lower level of activity in our engineering, construction and consulting operations; an increase in billings in excess of costs and revenues recognized of $20,190, attributable to milestone billings being achieved on certain of our contracts in advance of costs being incurred, and an increase in other accrued liabilities of $8,075 primarily due to unpaid severance, partially offset by losses from operations and a reduction in accounts payable of $5,143 resulting from the paydown of job liabilities. Severance payments of $10,992 of the $19,500 accrued by Stone & Webster Engineering Corporation in 1994 were made during 1994. The balance of severance costs not yet paid will be funded from cash on hand and temporary investments. Net cash used by investing activities primarily reflects purchases of property, plant and equipment primarily related to expenditures for the construction of a paper fiber recycling plant and the construction of a new office facility which was completed and opened in early 1994, partially offset by cash provided by proceeds from sales of investment securities. A subsidiary of the Corporation also made a $3,565 equity investment in a joint venture, which is constructing an oriented-strand board mill. Another subsidiary of the Corporation has a material commitment for capital expenditures relating to a paper fiber recycling plant. The financing for the paper fiber recycling plant, as well as the source of funding for the subsidiary's share of the equity investment, is described below and in Note J to the consolidated financial statements. Net cash provided by financing activities primarily represents borrowings to finance capital expenditures previously discussed. Dividends paid amounted to $8,984. The Corporation believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Corporation has on hand and access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which totaled $26,500, all of which were available at December 31, 1994.

The Corporation and its subsidiaries have obtained financing for their real estate operations, the construction of a paper fiber recycling plant and a new office facility which was completed and opened in early 1994. In the first quarter of 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest entered into an agreement with various lending institutions for a non recourse construction loan of $62,500 for the partnership's planned paper fiber recycling plant. In December 1994, an additional loan agreement was entered into for $2,500, resulting in total construction loans of $65,000. The cost of the plant, which is collateral for the construction loans, is expected to be $65,000. Upon completion of construction, which is expected to be December 1995, the construction loans will be paid by term debt of $48,750 and the partners will make an equity investment of $16,250, of which the subsidiary of the Corporation's share is $15,324. The Corporation intends to invest in additional equity participation investments.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES




CONSOLIDATED STATEMENT OF OPERATIONS
(All dollar amounts, except per share amounts, are in thousands.)


                                                                                       -------------------------------------------
                                                                                                  Years ended December 31,
                                                                                          1994            1993              1992
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Engineering, construction and consulting services                                     $740,458       $1,006,766          $942,936
 Cold storage and related activities                                                     17,280           16,914            15,698
 Other (Note A)                                                                          60,483           29,415            28,586
- ----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                      818,221        1,053,095           987,220
- ----------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of revenues:
  Engineering, construction and consulting services (Note B)                            747,732          970,237           889,240
  Cold storage and related activities                                                     9,390            9,719             9,592
  Other                                                                                  19,107           20,782            21,346
- ----------------------------------------------------------------------------------------------------------------------------------
    Total cost of revenues                                                              776,229        1,000,738           920,178
 Selling, general and administrative expenses (Note B)                                   46,864           41,298            40,414
 Interest expense (Note C)                                                                3,900            2,606             3,021
- ----------------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses (Note P)                                                   826,993        1,044,642           963,613
- ----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Income Tax (Benefit) Provision                                      (8,772)           8,453            23,607
Income Tax  (Benefit) Provision (Note D)                                                   (965)           8,823            14,267
- ----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in
 Accounting Principle (per share: 1994 - $(.52), 1993 - $(.03) and 1992 - $.62)          (7,807)            (370)            9,340
Extraordinary Item (per share: 1992 - $.02) (Note D)                                         --               --               246
Cumulative Effect of a Change in Accounting Principle
 on Prior Years (per share: 1993 - $.16 and 1992 - $.21) (Notes D and P)                     --            2,322             3,229
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)  (per share: 1994 - $(.52), 1993 - $.13 and 1992 - $.85)             $ (7,807)      $    1,952          $ 12,815
==================================================================================================================================

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
(All dollar amounts, except per share amounts, are in thousands.)


                                                                                                       ---------------------------
                                                                                                               December 31,
ASSETS                                                                                                   1994               1993
- ----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents                                                                              $ 55,650          $ 64,141
 U. S. Government securities, at amortized cost, which approximates market. (Note E)                      74,685            54,478
 Accounts receivable, principally trade                                                                   96,624           106,982
 Costs and revenues recognized in excess of billings                                                      42,542            62,613
 Deferred income taxes (Note D)                                                                            7,825             6,334
 Other                                                                                                       657               947
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                                 277,983           295,495

Investment Securities, at market value (Note F)                                                               --            40,836
Property, Plant and Equipment, at cost, less accumulated depreciation,
 depletion and amortization. (Note G)                                                                    233,869           201,936
Land Held for Resale, at cost (Note H)                                                                    25,664            23,626
Prepaid Pension Cost (Note P)                                                                            101,131            87,540
Other Assets                                                                                              39,737            34,146
- ----------------------------------------------------------------------------------------------------------------------------------


























                                                                                                       $ 678,384          $683,579
- ----------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

                 STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES



                                                                                                        --------------------------
                                                                                                               December 31,
Liabilities and Stockholders' Equity                                                                       1994             1993
- ----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
 Bank loans (Note I)                                                                                    $     --          $  5,677
 Accounts payable, principally trade                                                                      23,996            29,139
 Dividend payable                                                                                          2,195             2,247
 Billings in excess of costs and revenues recognized                                                      48,485            28,295
 Current portion of long-term debt (Note J)                                                                4,988             4,492
 Accrued taxes                                                                                             6,070             5,449
 Other accrued liabilities (Note K)                                                                       55,702            46,831
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                                            141,436           122,130
Long-Term Debt (Note J)                                                                                   89,642            47,739
Deferred Income Taxes (Note D)                                                                            48,580            64,859
Other Non-Current Liabilities (Note L)                                                                    23,408            23,473
Commitments and Contingencies (Note M)

Stockholders' Equity:
 Preferred stock
   Authorized, 2,000,000 shares of no par value; none issued.                                                 --                --
 Common stock, carried at (Note O)                                                                        65,171            65,213
   Authorized, 40,000,000 shares of $1 par value; issued, 17,731,488 shares, including shares held in treasury.
 Capital in excess of carrying value of common stock                                                       2,860             2,860
 Retained earnings                                                                                       408,211           424,723
 Unrealized gain on investment securities, net (Note F)                                                       --            24,975
 Cumulative translation adjustment                                                                        (3,072)           (2,854)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         473,170           514,917
- ----------------------------------------------------------------------------------------------------------------------------------
 Less: Common stock in treasury, at cost (Notes N and O)                                                  66,961            54,979
         3,122,181 shares (1993 - 2,753,638).
       Employee stock ownership and restricted stock plans (Note O)                                       30,891            34,560
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          97,852            89,539
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                                                           375,318           425,378
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $678,384          $683,579
==================================================================================================================================

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(All dollar amounts, except per share amounts, are in thousands.)

                                                                                      --------------------------------------------
                                                                                                 Years ended December 31,
                                                                                         1994             1993              1992
- ----------------------------------------------------------------------------------------------------------------------------------
Common Stock (Note O):
 Balance at beginning of year                                                         $  65,213         $ 65,297          $ 65,893
 Excess of market value over cost of treasury shares
   issued/forfeited under Restricted Stock Plan, net                                        (17)              (9)             (177)
 Tax charge for shares issued under Restricted Stock Plan, net                              (25)             (75)             (419)
- ----------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                                  65,171           65,213            65,297
- ----------------------------------------------------------------------------------------------------------------------------------
Capital in Excess of Carrying Value of Common Stock:
 Balance at beginning and end of year                                                     2,860            2,860             2,860
- ----------------------------------------------------------------------------------------------------------------------------------
Retained Earnings:
 Balance at beginning of year                                                           424,723          431,490           427,364
 Income tax benefit of Employee Stock Ownership Plan dividends                              227              268               309
 Net  Income (Loss)                                                                      (7,807)           1,952            12,815
 Dividends declared (per share: 1994, 1993 and 1992 - $.60)                              (8,932)          (8,987)           (8,998)
- ----------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                                 408,211          424,723           431,490
- ----------------------------------------------------------------------------------------------------------------------------------
Unrealized Gain on Investment Securities, net (Note F):
 Balance at beginning of year                                                            24,975               --                --
 Adjustment for the year                                                                (24,975)          24,975                --
- ----------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                                      --           24,975                --
- ----------------------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustment:
 Balance at beginning of year                                                            (2,854)          (2,649)           (1,174)
 Adjustments for the year                                                                  (218)            (205)           (1,475)
- ----------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                                  (3,072)          (2,854)           (2,649)
- ----------------------------------------------------------------------------------------------------------------------------------
Common Stock in Treasury (Notes N and O):
 Balance at beginning of year                                                           (54,979)         (55,078)          (54,016)
 Cost of treasury shares:
   Issued under Restricted Stock Plan
    (shares: 1993 - 22,000)                                                                  --              440                --
   Forfeited under Restricted Stock Plan
    (shares: 1994 - 2,000, 1993 - 7,200 and 1992 - 9,800)                                   (40)            (133)             (172)
   Purchased (shares: 1994 - 366,543, 1993 - 7,363 and 1992 - 35,631) (Note N)          (11,942)            (208)             (890)
- ----------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                                 (66,961)         (54,979)          (55,078)
- ----------------------------------------------------------------------------------------------------------------------------------
Employee Stock Ownership and Restricted Stock Plans (Note O):
 Balance at beginning of year                                                           (34,560)         (38,782)          (46,188)
 Payments received from Employee Stock Ownership Trust (principal only)                   3,091            3,587             3,320
 Market value of shares forfeited/issued under Restricted Stock Plan, net                    57             (298)              349
 Amortization of market value of shares issued under Restricted Stock Plan                  521              933             3,737
- ----------------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                                                                 (30,891)         (34,560)          (38,782)
- ----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                            $ 375,318         $425,378          $403,138
==================================================================================================================================


See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts are in thousands.)


                                                                                      --------------------------------------------
                                                                                                  Years ended December 31,
                                                                                          1994            1993              1992
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net Income (Loss)                                                                    $  (7,807)       $   1,952          $ 12,815
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation, depletion and amortization                                             19,717           20,135            20,124
    Deferred income taxes                                                                (4,343)             559             8,782
    Cumulative effect of a change in accounting principle                                    --           (2,322)           (5,390)
    Pension plan curtailment gain                                                          (357)          (1,072)               --
    Prepaid pension cost                                                                (13,234)         (13,953)          (13,751)
    Incentive Retirement Program                                                             --            9,081                --
    Profits on investment securities                                                    (32,102)              --            (4,398)
    Amortization of market value of shares issued
      under Restricted Stock Plan                                                           521              933             3,737
    Amortization of net cost of Employee Stock Ownership Plan                             1,560            1,562             1,567
    Changes in operating assets and liabilities:
     Accounts receivable                                                                 12,267           15,984            25,706
     Costs and revenues recognized in excess of billings                                 20,071            4,133            15,823
     Other assets                                                                        (2,026)          (2,345)           (7,773)
     Accounts payable                                                                    (5,143)            (868)          (11,224)
     Billings in excess of costs and revenues recognized                                 20,190            7,103            (5,115)
     Other accrued liabilities                                                            8,075             (458)            3,529
     Other                                                                                  185           (1,476)               15
- ----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                               17,574           38,948            44,447
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Maturities of U.S. Government securities                                               103,032          109,289            84,032
 Purchases of U.S. Government securities                                               (122,404)        (108,301)          (97,723)
 Proceeds from sale of investment securities                                             34,515               --             4,758
 Increases in property, plant and equipment                                             (52,344)         (31,679)          (22,592)
 (Purchase) sale of land held for resale                                                 (2,038)             731                12
 Proceeds from disposals of property, plant and equipment                                   525            1,599               280
 Equity investment in joint venture                                                      (3,565)          (5,000)               --
- ----------------------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                                                  (42,279)         (33,361)          (31,233)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from long-term debt                                                            68,988           20,760             1,500
 Repayments of long-term debt                                                            (3,922)         (23,964)           (3,551)
 Increase in bank loans                                                                   1,093           26,330             7,903
 Decrease in bank loans                                                                 (29,437)          (4,933)             (956)
 Payments to Employee Stock Ownership Trust                                              (4,046)          (6,395)           (6,275)
 Payments received from Employee Stock Ownership Trust                                    4,464            7,217             7,217
 Purchase of common stock for treasury                                                  (11,942)            (208)             (890)
 Dividends paid                                                                          (8,984)          (8,985)           (9,005)
- ----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided (used) by financing activities                                        16,214            9,822            (4,057)
- ----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                     (8,491)          15,409             9,157
Cash and Cash Equivalents at Beginning of Year                                           64,141           48,732            39,575
- ----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $  55,650        $  64,141          $ 48,732
- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                            $   3,910        $   2,558          $  2,967
  Income taxes                                                                        $   5,368        $   7,742          $  7,591
- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Noncash Investing
 and Financing Activities:
   Acquisition of equipment under capital lease                                       $      --        $      --          $  4,354
- ----------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(All dollar amounts are in thousands.)


RECLASSIFICATIONS. In 1994, the Corporation changed its presentation of reporting gross earnings to a format reflecting total revenues, cost of revenues and selling, general and administrative expenses to be more consistent with industry practice, primarily in its engineering, construction and consulting business. In prior years, gross earnings from engineering, construction and consulting services included (generally on a percentage-of-completion basis) fees earned on agency contracts and the excess of revenues over direct construction costs on non-agency contracts. The Corporation now includes in revenues the total value of all services including plant equipment, materials and subcontractors for which its engineering subsidiaries are contractually responsible under all of their contracts. Cost of revenues includes all direct and indirect contract costs. In prior years, operating and general expenses included indirect costs of revenues and selling, general and administrative expenses. To conform to the 1994 presentation, revenues, cost of revenues and selling, general and administrative expenses have been reclassified for prior periods. As a result of these reclassifications, both total revenues (previously reported as gross earnings) and total costs and expenses (previously reported as total expenses) increased by $773,303 and $704,123 for 1993 and 1992, respectively. These reclassifications had no effect on net income for either period.


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

LONG-TERM CONTRACTS. The Corporation recognizes engineering and construction revenues on a percentage-of-completion method, primarily based on contract costs incurred compared with total estimated costs. (Contract costs include both direct and indirect costs.) When the Corporation is contractually responsible for materials, craft labor, equipment and subcontractor costs, these items are included in revenues and costs of revenues. Revisions to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Certain contracts contain provisions for performance incentives. Such incentives are included in revenues when realization is assured. Contract change orders in excess of agreed contract prices are included in revenues when approved by the client.

Revenues recognized in excess of amounts billed are classified in current assets. Accounts receivable includes amounts representing retainages under long-term contracts which are due within one year and are not significant. The Corporation anticipates that substantially all of its costs and revenues recognized in excess of billings will be billed and collected over the next twelve months and there were no significant amounts included in accounts receivable or costs and revenues recognized in excess of billings under contracts for claims subject to uncertainty as to their ultimate realization. Billings in excess of revenues recognized are classified in current liabilities.

INCOME TAXES. Undistributed earnings of foreign subsidiaries for which the Corporation has not provided deferred U.S. income taxes, because a taxable distribution of these earnings is not anticipated, aggregated approximately $2,858 at December 31, 1994. This amount represents the accumulated earnings of consolidated foreign subsidiaries which are being permanently reinvested in their operations.

INCOME PER SHARE. Per share amounts are based on the average number of shares outstanding during the year.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts, except per share amounts, are in thousands.)

(A) OTHER REVENUES

Other revenues consist of the following:


                                          -----------------------------------
                                             1994          1993         1992
- -----------------------------------------------------------------------------
Oil and gas revenues                       $ 8,615       $10,885      $11,266
Dividends from investment securities         1,045         1,311        1,388
Interest income, primarily from
 U.S. Government securities
 and cash in banks                           4,078         2,935        3,507
Profits on investment securities            32,102            --        4,398
Rents                                       12,074        10,030        5,271
Other                                        2,569         4,254        2,756
- -----------------------------------------------------------------------------
Total                                      $60,483       $29,415      $28,586
- -----------------------------------------------------------------------------

(B) SEVERANCE COSTS

Severance costs increased the cost of revenues by $19,319, $7,138 and $3,077 for the years 1994, 1993 and 1992, respectively, and selling, general and administrative expenses by $1,022, $338 and $132 for the years 1994, 1993 and 1992, respectively.

In 1994, a subsidiary of the Corporation, Stone & Webster Engineering Corporation, took a number of actions to further lower operating costs. These included the elimination of approximately 1,000 positions resulting in a pre-tax charge of $19,500 for severance costs, which increased the cost of revenues by $18,525 and selling, general and administrative expenses by $975, and decreased net income by $11,900, or $.80 per share. All of these positions have been terminated as of December 31, 1994. Severance payments of $10,992, of the $19,500 accrued by the subsidiary in 1994, were made in 1994.

(C) INTEREST EXPENSE

Interest expense for 1994 and 1993 excludes $1,392 and $439, respectively, which was capitalized as part of the construction cost for a paper fiber recycling plant and a new office facility.

(D) INCOME TAXES

The Corporation incurred a taxable loss of $10,602 in 1994 and was able to carryback $5,830 of this loss to offset taxable income generated in the years 1991 and 1992. As a result of the carry-back, current taxes receivable of $1,238 is included in Accounts Receivable. A benefit of $1,622 as a result of the carry-forward of the excess current period federal net operating loss has been included as a deferred tax asset.

On January 1, 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for 1993 by $2,322, or $.16 per share. The results for 1992 were not restated for this change in accounting.

The income tax (benefit) provision consists of the following:

                                ---------------------------------
                                 1994          1993        1992
- -----------------------------------------------------------------
Current tax expense (benefit)
 United States                  $  469        $3,528      $ 3,997
 State and local                 1,458         1,355        1,079
 Foreign                         1,451*        3,381*       2,324*
- -----------------------------------------------------------------
Total current                    3,378         8,264        7,400
- -----------------------------------------------------------------
Deferred tax expense (benefit)
 United States                    (706)          457        5,022
 State and local                (3,631)          260        1,577
 Foreign                            (6)         (158)          22
- -----------------------------------------------------------------
Total deferred                  (4,343)          559        6,621
- -----------------------------------------------------------------
Charge equivalent of tax
  loss carryforwards                --            --          246
- -----------------------------------------------------------------
Total (benefit) provision       $ (965)       $8,823      $14,267
- -----------------------------------------------------------------

* Includes taxes, in lieu of income taxes, of $870 in 1994, $2,292 in 1993 and $1,744 in 1992 on foreign projects which are calculated based on gross receipts.

In 1992, the Corporation recognized an extraordinary item of $246, which represents the recognition of a tax benefit from utilization of foreign subsidiaries' tax loss carryforwards.

Deferred tax liabilities (assets) comprise the following:


                                           -----------------------
                                                 DECEMBER 31,
                                              1994          1993
- ------------------------------------------------------------------
Long-term liabilities:
 Depreciation                              $ 20,719       $ 23,359
 Retirement                                  44,553         39,626
 Investment securities                           --         13,448
 Other                                        3,039          4,871
- ------------------------------------------------------------------
Total long-term liabilities                  68,311         81,304
- ------------------------------------------------------------------
Long-term assets:
 Deferred rent                               (2,050)        (1,467)
 Employee Stock Ownership Plan interest
  payments and contributions                 (5,801)        (6,447)
 Incentive Retirement Program                (3,690)        (3,730)
 AMT credit carryforward                     (4,367)        (3,221)
 Foreign net operating loss carryforwards    (8,494)        (6,916)
 Federal net operating loss carryforwards    (1,622)            --
 State net operating loss carryforwards      (5,590)        (3,435)
 Other                                       (2,201)        (1,580)
- ------------------------------------------------------------------
Total long-term assets                      (33,815)       (26,796)
- ------------------------------------------------------------------
 Net operating loss valuation allowance      14,084         10,351
- ------------------------------------------------------------------
Net long-term deferred tax liabilities     $ 48,580       $ 64,859
- ------------------------------------------------------------------

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


                                           -------------------------
                                                  December 31,
                                             1994              1993
- --------------------------------------------------------------------
Current liabilities:
 Other                                     $ 1,386           $ 1,268
Current assets:
 Vacation pay                               (4,072)           (5,598)
 Severance pay                              (3,417)             (240)
 State net operating loss carryforwards       (200)             (200)
 Other                                      (1,522)           (1,564)
- --------------------------------------------------------------------
Total current assets                        (9,211)           (7,602)
- --------------------------------------------------------------------
Net current deferred tax assets            $(7,825)          $(6,334)
- --------------------------------------------------------------------

The Corporation had a valuation allowance of $10,351 at December 31, 1993 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1994 was an increase of $3,733 for a total valuation allowance of $14,084 at December 31, 1994. This increase was caused by state tax losses in 1994 and additional losses incurred by one of our foreign subsidiaries. The valuation allowance at December 31, 1994 comprises $8,494 relating to the carryforwards of several of the Corporation's foreign subsidiaries and $5,590 relating to state net operating loss carryforwards.

Approximately $124,805 (with a tax benefit of $14,284) of the net operating loss carryforwards remains at December 31, 1994, of which $25,739 (with a tax benefit of $8,494) is applicable to foreign subsidiaries and the remaining $99,066 (with a tax benefit of $5,790) relates to state net operating loss carryforwards. Use of the foreign net operating loss carryforwards is limited to future taxable earnings of the Corporation's applicable foreign subsidiaries. Although these net operating loss carryforwards never expire, due to the uncertainty of the realization of these benefits, no benefit has been recognized in the consolidated financial statements.

The state net operating loss carryforwards of $99,066 are applicable to many states and will expire as follows: $9,046 in 1995, $1,791 in 1996, $4,090 in 1997, $2,379 in 1998, $20,674 in 1999, $1,267 in 2000, $7,139 in 2001, $1,125 in
2002, $4,034 in 2003 and $47,521 thereafter. The Corporation has determined that it will be able to realize a tax benefit of $200 relating to these state net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $5,590, which is fully reserved for) are expected to expire unused.

Deferred income taxes were provided for timing differences between book and tax income. The principal sources of these differences and the related effect for 1992 were:

                                                         -------
                                                            1992
- ----------------------------------------------------------------
Depreciation                                              $  489
Retirement                                                 5,524
Vacation pay                                                (334)
Accruals currently
 deductible for tax purposes                                 847
Deferred other assets                                         61
Other                                                         34
- ----------------------------------------------------------------
                                                          $6,621
- ----------------------------------------------------------------

See Note P for deferred taxes relating to the cumulative effect of a change in accounting principle in 1992.

The following is an analysis of the difference between the United States statutory income tax rate and the Corporation's effective income tax rate:

                                       --------------------------------
                                        1994         1993          1992
- -----------------------------------------------------------------------
United States statutory income
 tax rate                              (35.0)%       35.0%         34.0%
Increase (decrease) resulting from:
 State and local income taxes,
  net of United States tax effect        7.7          5.3           6.3
 Dividend received deduction            (2.9)        (3.8)         (1.4)
 Writeoff/amortization of goodwill       4.9          1.7            .6
 Meals and entertainment                 5.5          2.3            .9
 Difference in effective tax rate
  of foreign operations and
  projects, net of United States
  tax effect                            12.1         33.8          10.9
 Adjustment of prior years'
  federal income tax accruals,
  net of interest effect                  .7         23.8           5.9
 Adjustment of prior years' state
  income tax accruals, net of
  United States tax effect               2.0          7.1           1.1
 Utilization of net operating loss
  carryforwards of
  foreign operations                      --        (15.9)           --
 Deferred taxes -- impact of
  increase in federal statutory
  rate on prior years                     --         12.6            --
 Other                                  (6.0)         2.5           2.1
- -----------------------------------------------------------------------
Effective income tax rate              (11.0)%      104.4%         60.4%
- -----------------------------------------------------------------------

Income from operations before income taxes, extraordinary item and cumulative effect of a change in accounting principle were:

                                    -----------------------------------
                                      1994          1993         1992
- -----------------------------------------------------------------------
Domestic                            $(9,548)       $3,046       $23,586
Foreign                                 776         5,407            21
- -----------------------------------------------------------------------
                                    $(8,772)       $8,453       $23,607
- -----------------------------------------------------------------------

The carryback of the taxable loss for 1994 to 1991 and 1992 resulted in a net increase in the federal alternative minimum tax liability of $1,146, which produced a credit that can be carried forward indefinitely

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

to reduce future federal income taxes payable. The total aggregate credit available for regular federal tax carryforward purposes was $4,367 at December 31, 1994.

In 1993, the Corporation settled all issues raised in connection with the examination of the Corporation's income tax returns for the years 1985 and 1987 through 1989. The settlement of these issues resulted in an additional net charge of $2,015 in 1993.

The Omnibus Budget Reconciliation Act of 1993 raised the statutory federal income tax rate on corporations from 34% to 35%. The effect of this 1% increase in the tax rate on the Corporation's net deferred tax liabilities was a charge to income of $1,131, or $.08 per share in 1993.

(E) U.S. GOVERNMENT SECURITIES

U.S. Government securities are debt securities issued by the U.S. Treasury comprising entirely U.S. Treasury bills, which the Corporation intends to hold to maturity. These U.S. Treasury bills have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at December 31, 1994 and December 31, 1993 was $74,624 and $54,488, respectively, the amortized cost basis at December 31, 1994 and December 31, 1993 was $74,685 and $54, 478, respectively, and the net unrealized holding (loss) gain at December 31, 1994 and December 31, 1993 was $(61) and $10, respectively.

(F) INVESTMENT SECURITIES

In 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Accordingly, at December 31, 1993, investment securities, consisting only of equity securities, were carried at a fair market value of $40,836 and the gross unrealized holding gain of $38,423, after reduction of deferred income taxes of $13,448, or $24,975, was credited to Stockholders' Equity at December 31, 1993. In 1994, all investment securities were sold. Profits from the sale of investment securities were $32,102 in 1994 and $4,398 in 1992, which after income taxes resulted in net income of $21,208, or $1.42 per share in 1994 and $2,802, or $.19 per share in 1992. The cost of securities sold was determined by average cost.

(G) PROPERTY, PLANT AND EQUIPMENT

Following is a summary of property, plant and equipment at December 31:

                                         ------------------------
                                            1994           1993
- -----------------------------------------------------------------
Office buildings and other real estate   $162,021        $134,289
Furniture and equipment                   133,006         130,741
Cold storage plant and equipment           50,568          48,185
Oil and gas properties                     29,657          29,025
Construction in progress                   38,183          24,405
- -----------------------------------------------------------------
                                          413,435         366,645

Less accumulated depreciation,
 depletion and amortization               179,566         164,709
- -----------------------------------------------------------------
Property, plant and equipment, net       $233,869        $201,936
- -----------------------------------------------------------------

Property, plant and equipment includes computer equipment under capital leases of $7,037 at December 31, 1994 and $5,296 at December 31, 1993; related amounts included in accumulated depreciation, depletion and amortization were $3,742 at December 31, 1994 and $2,379 at December 31, 1993. Depreciation expense was $18,133 for 1994, $18,349 for 1993 and $17,718 for 1992. Office buildings and other real estate includes property of a subsidiary's office and business center in Tampa, Florida of $29,331 and $29,209 at December 31, 1994 and 1993, respectively, and related accumulated depreciation of $7,439 and $6,354 at December 31, 1994 and 1993, respectively.

(H) LAND HELD FOR RESALE

Land held for resale is stated at the lower of cost or estimated net realizable value and, in determining net realizable value, the Corporation uses independent appraisals and/or internal estimates which, among other things, include historical sales data, estimates of future sales prices and related transactional costs.

(I) BANK LOANS

In 1992, a subsidiary of the Corporation entered into a $15,000 revolving credit agreement with a bank for financing of the subsidiary's activities performed under a client's contract for engineering services. The agreement was collateralized by an assignment of the contract to the bank and payments received from the client are applied to outstanding borrowings which incur interest based on the London Interbank Offered Rate. At December 31, 1993, there was $5,677 outstanding under the revolving credit agreement. There were no amounts outstanding at December 31, 1994.

(J) LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                             ----------------------
                                              1994           1993
- -------------------------------------------------------------------
Mortgage loans:
 Due in 1996, interest at 9 1/8%             $ 4,180        $ 6,000
 Due in 1998, interest at 7.35% (1994),
  5.18% (1993)                                19,663         20,497
 Due in 2009, interest at 6.44%               27,914         22,667
 Construction loans                           39,989             --
Capitalized lease obligations                  2,884          3,067
- -------------------------------------------------------------------
                                              94,630         52,231
Less current portion                           4,988          4,492
- -------------------------------------------------------------------
                                             $89,642        $47,739
- -------------------------------------------------------------------

In March 1994, a limited partnership in which a subsidiary of the Corporation owns a 94.3% interest, entered into an agreement with various lending institutions for a non recourse construction loan of $62,500 for the construction of a paper fiber recycling plant with interest payable monthly on the average outstanding balance based on LIBOR and commercial paper rates. The loan is collateralized by the plant. As of December 31, 1994, interest rates on outstanding borrowings ranged from 6.94% to 9.81%. In December 1994, an additional

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

loan agreement was entered into for $2,500. The loans are expected to be paid in December 1995, from term debt and cash equity contributions. The long-term debt agreements have been entered into in the form of a senior loan and subordinated loan. The senior loan will have an eight-year term and be for 50% of the amount of the construction loan at either a fixed or variable interest rate based upon current market rates at date of conversion. The subordinated loan will have an eleven-year term and be for 25% of the amount of the construction loan at a fixed rate based upon current market rates at date of conversion. The balance of the construction loans will be paid by cash equity contributions. At December 31, 1994, the outstanding construction loan balance was $39,989.

The Corporation and its subsidiaries have mortgage loans collateralized by office buildings and other real estate with a net book value of $84,302 at December 31, 1994. The 9 1/8% mortgage loan was incurred in connection with a subsidiary's purchase of an office building and principal and interest is payable monthly. A subsidiary of the Corporation has a 6.44% mortgage loan obtained from an insurance company to finance the acquisition of land and the construction of an office building to be occupied by an engineering subsidiary of the Corporation. The office building was completed and opened in early 1994. The remaining mortgage loans were obtained for a subsidiary's office and business center in Tampa, Florida and principal and interest is due monthly. The interest rate is adjusted annually on August 1st to the current market rate and is based on U.S. Government securities rates. These loans contain a conversion option, available on an annual basis, to fixed rate mortgages at the current market rate. Principal payments required on long-term debt in the years 1995 through 1999 are $4,988, $5,227, $2,240, $19,677 and $1,783, respectively.

(K) OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following at December 31:

                                         -----------------------
                                           1994            1993
- ----------------------------------------------------------------
Salaries and benefits                    $14,905         $14,316
Insurance premiums                        12,670          18,018
Severance                                  9,047           1,042
Other                                     19,080          13,455
- ----------------------------------------------------------------
                                         $55,702         $46,831
- ----------------------------------------------------------------

(L) OTHER NON-CURRENT LIABILITIES

Other non-current liabilities includes the accrued cost of the Employee Stock Ownership Plan of $14,016 at December 31, 1994 and $16,031 at December 31, 1993.

(M) COMMITMENTS AND CONTINGENCIES

Rental expense was $7,200 in 1994, $12,600 in 1993 and $16,000 in 1992. The
Corporation and subsidiaries have leases for office space, computer equipment and other office equipment with varying lease terms. All noncancelable leases have been categorized as either capital or operating and under most leasing arrangements the Corporation and subsidiaries pay the property taxes, insurance and maintenance and expenses related to the leased properties. Future minimum lease payments, net of sublease income, under long-term leases as of December 31, 1994 are as follows:

                                           ---------------------
                                            CAPITAL    OPERATING
                                            LEASES        LEASES
- ----------------------------------------------------------------
1995                                       $1,255        $ 8,200
1996                                        1,239          9,600
1997                                          253          8,400
1998                                          237          7,900
1999                                          158          7,300
2000 and thereafter                            --         46,800
- ----------------------------------------------------------------
Total minimum lease payments                3,142        $88,200
                                                         -------
Amount representing interest                  258
- -------------------------------------------------
Present value of minimum lease payments    $2,884
- -----------------------------------------------------------------

The current portion of the present value of the minimum lease obligations under capital leases as of December 31, 1994 amounted to $1,158.

The Corporation and certain subsidiaries have been named as defendants, along with others, in legal actions claiming damages in connection with engineering and construction projects and other matters. Most such actions involve claims for personal injury or property damage which occur from time to time in connection with services performed by subsidiaries relating to project or construction sites, and for which coverage under appropriate insurance policies usually applies; other actions arise in the normal course of business including employment-related claims and contractual disputes for which insurance coverage or other contractual provisions may or may not apply. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by subsidiaries of the Corporation, and often such matters may be resolved without going through a complete and lengthy litigation process. In 1994, a subsidiary of the Corporation settled two contract-related lawsuits for $900, which was expensed during the year. In addition, with respect to a certain other case, it is probable that the final outcome of the case will result in a loss to the subsidiary. Based on opinion from counsel, the subsidiary expensed $3,800 and $1,200 in 1994 and 1993, respectively. It is probable that any liability in excess of the amounts expensed would be fully covered by applicable insurance. Losses in excess of existing insurance coverage are considered unlikely. The Corporation also has possible liabilities related to environmental pollution. Management believes, on the basis of its examination and consideration of these matters and such possible liabilities, including consultation with counsel, that neither these legal actions, nor such possible liabilities, will result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements. In addition, the Corporation and a subsidiary are plaintiffs in one legal action, and a subsidiary is a plaintiff in another action, to recover damages, attorneys' fees and other monetary relief from their insurance carriers. No provision has been made in the financial statements for any potential recoverable amounts.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

In 1993, in a contract-related lawsuit, the jury returned a verdict against a subsidiary of the Corporation. Although the subsidiary has filed an appeal to reverse the damage award against it, the subsidiary recorded a $4,000 charge in connection with this matter.

The Corporation co-signed a note for a mortgage loan collateralized by land and an office building owned by a 50%-owned joint venture. The loan will mature in 1997 and totaled $7,469 at December 31, 1994.

A subsidiary of the Corporation is a partner in a joint venture in an electric cogeneration facility, which commenced operations in late 1992. An additional equity investment of $5,000 was made in 1993 resulting in a total investment of $6,000 which approximates the carrying value at December 31, 1994. The Corporation has obtained bank letters of credit amounting to $1,500 at December 31, 1994 in favor of the bank financing the project to assure that certain financial obligations with respect to the project will be met. Another subsidiary of the Corporation is a partner in a joint venture to construct an oriented-strand board mill in New Brunswick, Canada. An equity investment of $3,565 was made in 1994, which approximates the carrying value at December 31, 1994.

A subsidiary of the Corporation owns a 94.3% interest in a limited partnership, which is constructing a paper fiber recycling plant in Auburn, Maine. The Corporation has obtained bank letters of credit in the amount of $15,324 at December 31, 1994 in favor of the banks financing the project to assure that certain financial obligations with respect to the project will be met.

Foreign subsidiaries of the Corporation have an overdraft banking facility of $3,100 and lines of credit totaling $8,400, which are used for general corporate purposes. The overdraft banking facility incurs interest based on 1% over the bank's published rate. A commitment fee of 1/8% per annum is paid to the banks on the unused portion of the lines of credit. At December 31, 1994, no amounts were outstanding under the lines of credit or the overdraft banking facility.

At December 31, 1994, subsidiaries of the Corporation have contingent liabilities arising from guarantees to banks for credit facilities extended to affiliates for general operating purposes of approximately $17,730.

The Corporation and its subsidiaries place their cash and cash equivalents and U.S. Government securities with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution.

(N) TREASURY STOCK

In July 1994, the Board of Directors of the Corporation authorized a stock repurchase program for up to 1 million shares of common stock in open market transactions at prevailing prices. The Corporation acquired 366,543 shares in 1994, of which 363,324 represent purchases under this program. As of December 31, 1994, the Corporation had 14,609,307 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Corporation reserves the right to discontinue the repurchase program at any time.

(O) EMPLOYEE STOCK OWNERSHIP AND RESTRICTED STOCK PLANS

Under the terms of the Employee Stock Ownership Plan, the Corporation and participating subsidiaries make contributions to a trust which can acquire from the Corporation up to 5,000,000 shares of Common Stock of the Corporation, for the exclusive benefit of participating employees.

The notes receivable from the Employee Stock Ownership Trust (ESOT), received as consideration by the Corporation for the 4,000,000 shares of Common Stock sold to the Trust in prior years, are payable in level payments of principal and interest over 20 years. The last sale of shares to the ESOT by the Corporation occurred in 1985. At December 31, 1994, the balance of the notes receivable from the Trust was $30,458. The unamortized cost of the shares is being funded by annual contributions necessary to enable the Trust to meet its current obligations, after taking into account dividends received on the Common Stock held by the Trust. The net cost of the Plan is being amortized over 20-year periods from the dates of acquisition of shares. The charge to income was $1,560 in 1994, $1,562 in 1993 and $1,567 in 1992.

Under the terms of the Restricted Stock Plan, which will terminate June 1, 1998 unless extended, the Corporation may award up to a total of 2,400,000 shares of the Common Stock of the Corporation to key employees. Restricted Stock Plan awards of 22,000 shares in 1993, previously held in the Treasury, were granted subject to the restrictions described in the Plan. There were no such awards granted in 1994. The market value of the shares awarded is being charged to income over the vesting period of five years. At December 31, 1994, 1,724,200 shares have been awarded, net of shares forfeited, and the unamortized portion of the market value was $433.

(P) RETIREMENT PLANS

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

In 1994, the Corporation recorded a curtailment gain of $357 resulting from employee terminations. The curtailment was determined as of July 1, 1994. The employee terminations caused a significant reduction in defined benefit accruals for present employees' future services. The net credit of $357 attributable to the curtailment comprises two components: a curtailment gain of $4,206 resulting from a reduction in the projected benefit obligation of the curtailed group and a loss of $3,849 due to accelerated recognition of prior service costs for the terminated employees.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

Pension cost for the domestic plan includes the following components:

                                    ------------------------------------
                                       1994         1993          1992
- ------------------------------------------------------------------------
Service cost -- benefits earned
 during the year                    $  7,630      $  8,561      $  8,334
Interest cost on projected
 benefit obligation                   28,593        27,332        25,101
Actual return on assets                1,518       (56,275)      (29,579)
Net amortization and deferral        (50,975)        6,429       (17,607)
- ------------------------------------------------------------------------
Net pension credit                  $(13,234)*    $(13,953)**   $(13,751)***
- ------------------------------------------------------------------------

*   Does not include curtailment gain of $357.
**  Does not include Incentive Retirement Program charges of $8,992.
*** Does not include the cumulative effect of a change in accounting principle on prior years of $(5,390).

Fluctuations in the actual return on plan assets reflect fluctuations in the market prices of equity securities as well as debt securities owned by the pension plan. These fluctuations account for most of the variation in the net amortization and deferral component of pension cost. This component also includes amortization of the transition asset amounting to $10,383.

The net pension credits reduced costs and expenses and contributed to income
(loss) before income tax (benefit) provision by $13,234, $13,953 and $13,751 for the years 1994, 1993 and 1992, respectively.

A reconciliation of the domestic plan's funded status to the balance sheet prepaid pension cost is as follows at December 31:


                                        ------------------------
                                           1994           1993
- ----------------------------------------------------------------
Actuarial present value of benefits:
 Vested benefit obligation              $(330,993)     $(362,749)
- ----------------------------------------------------------------
 Accumulated benefit obligation         $(333,719)     $(369,109)
- ----------------------------------------------------------------
 Projected benefit obligation           $(348,706)     $(388,922)
Plan assets at fair value                 454,757        477,237
- ----------------------------------------------------------------
Excess of assets over projected
 benefit obligation                       106,051         88,315
Unrecognized prior service cost            16,061         22,809
Unrecognized net loss                      19,818         27,598
Unrecognized net transition (asset)       (40,799)       (51,182)
- ----------------------------------------------------------------
Prepaid pension cost                    $ 101,131      $  87,540
- ----------------------------------------------------------------

The plan's funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using assumed discount rates of 8 3/4% at December 31, 1994, 8 1/4% at the July 1, 1994 interim measurement date and 7 1/2% at December 31, 1993 and assumed long-term rate of compensation increases of 5%, 5% and 4 1/2% at December 31, 1994, July 1, 1994 and December 31, 1993, respectively. Pension cost was determined using an assumed long-term rate of return on plan assets of 9 3/4% at July 1, 1994 and 9 1/2% at January 1, 1994 and 10% for 1993 and 1992.

In 1993, the Corporation offered an Incentive Retirement Program for employees of two of its subsidiaries. In excess of two hundred employees elected to retire under this Program. Total Program costs of $9,081 ($5,460, or $.36 per share, after tax), including $89 for incentive benefits from a non-qualified Supplemental Retirement Plan, representing the actuarially determined present value of Program benefits, were charged to costs and expenses with a corresponding offset to prepaid pension cost of $8,992 and $89 to other accrued liabilities.

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

Pro forma amounts showing the effects of applying the new method retroactively are presented below:

                                                        ------
                                                          1992
- --------------------------------------------------------------
Income before extraordinary item                        $9,340
 Per share                                                 .62
Net income                                               9,586
 Per share                                                 .64
- --------------------------------------------------------------

In 1993, a foreign subsidiary of the Corporation recorded a curtailment gain of $1,072, resulting from employee terminations. The terminations caused a significant reduction in defined benefit accruals for present employees' future services. Pension expense (credit) for foreign subsidiaries was $454 in 1994, $(436) in 1993 and $998 in 1992. Assets and liabilities of foreign pension plans are not material.

(Q) FOREIGN SUBSIDIARIES

The total revenues and net assets of foreign subsidiaries amounted to $83,228 and $8,959 in 1994, $224,563 and $10,615 in 1993 and $166,797 and $8,146 in
1992. The net income (loss) of foreign subsidiaries was $(844) in 1994, $2,551 in 1993 and $(2,512) in 1992.

(R) BUSINESS SEGMENTS

The Corporation, through its subsidiaries, is principally engaged in providing professional engineering, design, construction, consulting and full environmental services for power, process, industrial and governmental projects. The Corporation's cold storage and related activities business offers consolidated distribution of frozen products for food processors and others throughout the Southeast.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

Export revenues were less than 10% of consolidated revenues. Although the Corporation has numerous clients and is not dependent on any single client, one or a few clients may contribute a substantial portion of the Corporation's consolidated revenues in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of years. The engineering, construction and consulting services segment had clients who accounted for 10% or more of consolidated revenues as follows: two clients in 1994 - 11% and 18%; one client in 1993 and 1992 - 22% and 15%. The cold storage and related activities business segment had no single client providing 10% or more of consolidated revenues.

Information regarding business segments is shown on page A-21 and is incorporated herein.

(S) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tabulation sets forth unaudited quarterly financial data for the years 1994 and 1993:

- -----------------------------------------------------------------------------
                                      FIRST     SECOND     THIRD     FOURTH
1994                                 QUARTER   QUARTER    QUARTER*   QUARTER*
- -----------------------------------------------------------------------------
Revenues                            $192,725   $190,432   $205,394   $229,670
Income (Loss) before Income Taxes    (19,454)    (4,763)     8,410      7,035
Net Income (Loss)                    (12,921)    (3,989)     5,182      3,921
Net Income (Loss) per share **          (.86)      (.27)       .35        .26
- -----------------------------------------------------------------------------

* Includes revenues of $9,762 and $22,340, net income of $6,449 and $14,759 and net income per share of $.43 and $.99 resulting from the sale of investment securities for the third and fourth quarters, respectively.
** Includes severance costs of $.25, $.14, $.03 and $.42 per share for the first, second, third and fourth quarters and a pension curtailment gain of $.02 per share in the third quarter.

- -----------------------------------------------------------------------------
                                      FIRST     SECOND     THIRD     FOURTH
1993                                 QUARTER   QUARTER    QUARTER    QUARTER
- -----------------------------------------------------------------------------
Revenues                            $283,834   $285,521   $260,813   $222,927
Income (Loss) before Income Taxes      4,440        435      4,519       (941)
Net Income (Loss)                      2,705         77      1,213     (2,043)
Net Income (Loss) per share*             .18        .01        .08       (.14)
- -----------------------------------------------------------------------------

* Includes cumulative effect of a change in accounting principle of $.16 per share for the first quarter; costs associated with the Incentive Retirement Program of $.36 per share for the second quarter; costs related to an increase in the statutory federal income tax rate on corporations from 34% to 35% of $.08 per share and a foreign pension curtailment gain of $.07 per share for the third quarter; a charge for a judgment against a subsidiary of the Corporation of $.16 per share and a charge for an IRS settlement of $.09 per share for the fourth quarter and severance costs of $.08 ,$.13 ,$.08 and $.04 per share for the first, second, third and fourth quarters, respectively.

A substantial portion of the Corporation's business is derived from long-term engineering and construction contracts. Revenues are determined on the percentage-of-completion method. Under this method, revisions to earnings estimates recorded in any quarterly period may be adjustments to revenues and cost of revenues recognized in prior periods and may in turn be further adjusted during subsequent quarters. Accordingly, historical results may vary from quarter to quarter.

(T) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments at December 31, 1994 follow:

The carrying amounts for cash and cash equivalents and U.S. Government securities approximate their fair values because of the short maturity of the instruments.

Long-term debt, excluding capital lease obligations, consists of mortgage loans related to our real estate operations in Tampa, Florida, which were renewed in 1993, construction loans relating to our paper fiber recycling plant in Auburn, Maine and mortgage loans relating to office buildings. The fair value of the construction loans approximates the carrying value at December 31, 1994. The carrying value of the mortgage loans for a subsidiary's office buildings and our real estate operations amounted to $51,757 compared with a fair value of $47,342 based on quoted market prices for similar issues or on current rates available to the Corporation for debt with similar terms and maturities.

In addition, the Corporation and its subsidiaries have entered into other financial agreements in the normal course of business. These agreements, which by their nature contain potential risk of loss, include lines of credit, letters of credit, performance bonds and performance guarantees. The fair values of the lines of credit, letters of credit, performance bonds and performance guarantees are estimated at $621 based on the fees paid to obtain the obligations.

(U) RECLASSIFICATIONS

Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the 1994 presentation.

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES

SELECTED FINANCIAL DATA
(All dollar amounts, except per share amounts, are in thousands.)

                                                    ------------------------------------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                        1994          1993        1992        1991        1990
- ----------------------------------------------------------------------------------------------------------------
Revenues:
 Engineering, construction and consulting services    $740,458   $1,006,766     $942,936    $923,944    $708,113
 Cold storage and related activities                    17,280       16,914       15,698      15,348      14,378
 Other                                                  60,483       29,415       28,586      28,276      45,316
- ----------------------------------------------------------------------------------------------------------------
    Total revenues                                    $818,221   $1,053,095     $987,220    $967,568    $767,807
- ----------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations              $ (7,807)  $     (370)    $  9,340    $ 16,417    $  7,542
Net Income (Loss)  (Notes 1, 2, 3 and 4)              $ (7,807)  $    1,952     $ 12,815    $ 17,605    $  8,888
- ----------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding                14,907,000   14,978,000   14,999,000  15,055,000  15,124,000
- ----------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Per Share       $(.52)       $(.03)        $.62       $1.08       $ .50
Net Income (Loss) Per Share (Notes 1, 2, 3 and 4)        $(.52)       $ .13         $.85       $1.17       $ .59
- ----------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                             $ .60        $ .60         $.60        $.60       $1.05
- ----------------------------------------------------------------------------------------------------------------
Total Assets (Note 5)                                 $678,384   $  683,579     $623,493    $609,828    $576,708
- ----------------------------------------------------------------------------------------------------------------
Long-Term Debt                                        $ 89,642   $   47,739     $ 24,768    $ 28,022    $ 11,350
- ----------------------------------------------------------------------------------------------------------------

Notes:  (1) Reflects gain on sale of investment securities, which increased net income by $21,208, or $1.42 per share in 1994 and $2,802, or $.19 per share in 1992, as explained in Note F to the Consolidated Financial Statements, and $2,853, or $.19 per share in 1990.

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

        (4) Includes pension curtailment gains which increased net income by $218, or $.02 per share in 1994 and by $1,072, or $.07 per share in 1993, severance costs which decreased net income by $12,596, or $.84 per share in 1994, $4,967, or $.33 per share in 1993 and by $1,881, or $.13 per share in 1992, and costs which decreased net income in 1993 as follows: $5,460, or $.36 per share, associated with the Incentive Retirement Program; $1,131, or $.08 per share, relating to an increase in the statutory federal income tax rate on corporations from 34% to 35%; $2,340, or $.16 per share, relating to a judgment against a subsidiary of the Corporation and $2,015, or $.13 per share, relating to an IRS settlement in connection with prior years' income tax returns.

        (5) Total assets at December 31, 1993 includes an increase of $38,423, as a result of carrying investment securities at a fair market value of $40,836, due to the adoption of Financial Accounting Standards Board Statement No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

        (6) Certain reclassifications have been made in the prior years' data to conform with the 1994 presentation. See Summary of Significant Accounting Policies.

MARKET AND DIVIDEND INFORMATION

Principal Market - New York Stock Exchange

- -----------------------------------------------------------------
                          SALES PRICE OF           DIVIDENDS PAID
                          COMMON SHARES              PER SHARE
- -----------------------------------------------------------------
                       1994             1993         1994   1993
- -----------------------------------------------------------------
QUARTER           HIGH     LOW      HIGH     LOW
- --------------------------------------------------
First            31 5/8   27 1/4   25 5/8   21 7/8   $.15    $.15
Second           33 7/8   29 5/8   26 1/2   21 1/4    .15     .15
Third            33 3/4   31 7/8   29 1/8   24 5/8    .15     .15
Fourth           34       31 3/4   30 1/4   26 1/4    .15     .15
- -----------------------------------------------------------------

The Corporation has purchased and may continue to purchase from time to time additional shares of its Common Stock for general corporate purposes on the New York Stock Exchange, or otherwise. However, there is no assurance that the Corporation will continue to purchase shares of its Common Stock. Also see Note N to the Consolidated Financial Statements. The approximate number of record holders of Common Stock as of December 31, 1994 was 6,500. The Common Stock is also listed for trading on the Boston Stock Exchange.

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


Bruce C. Coles                                      William M. Egan
President and                                       Executive Vice President and
Chief Executive Officer                             Chief Financial Officer

STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES


BUSINESS SEGMENT INFORMATION
(See Note R to Consolidated Financial Statements)
(All dollar amounts are in thousands.)

- -------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                                     REVENUES (NOTE 1)       OPERATING PROFIT (LOSS) (NOTE 4)
                                                 1994       1993       1992        1994      1993      1992
- -------------------------------------------------------------------------------------------------------------
Engineering, construction and
 consulting services (Note 2)                 $751,755  $1,016,511  $947,714    $(36,306)  $  9,879  $ 23,456
Cold storage and related activities (Note 2)    17,305      16,939    15,714       5,957      5,286     4,206
Other (Note 3)                                  13,606      16,555    15,776       1,607      2,833     1,100
- -------------------------------------------------------------------------------------------------------------
 Total                                         782,666   1,050,005   979,204     (28,742)    17,998    28,762
General corporate dividends and interest         3,453       3,090     3,618       3,453      3,090     3,618
Profits on investment securities                32,102          --     4,398      32,102         --     4,398
General corporate expenses                                                       (11,685)   (10,029)  (10,150)
Interest expense                                                                  (3,900)    (2,606)   (3,021)
General corporate assets (Note 6)
- -------------------------------------------------------------------------------------------------------------
 Total Revenues, Income (Loss) before Income
  Taxes and Total Assets                      $818,221  $1,053,095  $987,220    $ (8,772)  $  8,453  $ 23,607
- -------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------
BUSINESS SEGMENTS                               IDENTIFIABLE ASSETS (NOTE 5)
                                                  1994      1993      1992
- ----------------------------------------------------------------------------
Engineering, construction and
 consulting services (Note 2)                   $492,650  $477,905  $445,873
Cold storage and related activities (Note 2)      35,798    35,015    35,760
Other (Note 3)                                    68,679    68,981    71,581
- ----------------------------------------------------------------------------
 Total                                           597,127   581,901   553,214
General corporate dividends and interest
Profits on investment securities
General corporate expenses
Interest expense
General corporate assets (Note 6)                 81,257   101,678    70,279
- ----------------------------------------------------------------------------
 Total Revenues, Income (Loss) before Income
  Taxes and Total Assets                        $678,384  $683,579  $623,493
- ----------------------------------------------------------------------------



- -----------------------------------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                        REVENUES                 OPERATING PROFIT (LOSS)
                                                1994        1993      1992      1994      1993       1992
- -----------------------------------------------------------------------------------------------------------
United States (Note 7)                        $696,625  $  822,769  $809,640  $(29,741)  $12,365    $28,494
Foreign (Note 8)                                86,041     227,236   169,564       999     5,633        268
- -----------------------------------------------------------------------------------------------------------
 Total                                        $782,666  $1,050,005  $979,204  $(28,742)  $17,998    $28,762
- -----------------------------------------------------------------------------------------------------------



- --------------------------------------------------------------------------
GEOGRAPHIC AREAS                                   IDENTIFIABLE ASSETS
                                                1994      1993      1992
- --------------------------------------------------------------------------
United States (Note 7)                        $553,096  $539,378  $515,086
Foreign (Note 8)                                44,031    42,523    38,128
- --------------------------------------------------------------------------
 Total                                        $597,127  $581,901  $553,214
- --------------------------------------------------------------------------




- ----------------------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                                                           DEPRECIATION, DEPLETION
                                                                               AND AMORTIZATION            CAPITAL EXPENDITURES
                                                                            1994      1993    1992        1994      1993    1992
- ----------------------------------------------------------------------------------------------------------------------------------
Engineering, construction and consulting services                          $14,904  $15,182  $14,549     $47,637  $29,389  $24,018
Cold storage and related activities                                          1,951    2,025    1,976       2,439      863      579
Other (Note 3)                                                               2,862    2,928    3,599       2,268    1,427    2,349
- ----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                     $19,717  $20,135  $20,124     $52,344  $31,679  $26,946
- ----------------------------------------------------------------------------------------------------------------------------------

Notes: (1) Total segment revenues include revenues from unaffiliated customers as reported in the consolidated income statement. In computing segment revenues, general corporate dividends and interest and profits on investment securities have been excluded.

       (2) To reconcile segment revenues information with consolidated amounts, the following items have been included in the engineering, construction and consulting services segment: $1,402, $1,060 and $1,183 of interest income and $9,895, $8,685 and $3,595 of other revenues for the years 1994, 1993 and 1992, respectively; and, the following items have been included in the cold storage and related activities segment: $30, $12 and $11 of interest income for the years 1994, 1993 and 1992, respectively, and $(5), $13 and $5 of other revenues for the years 1994, 1993 and 1992, respectively.

       (3) The Other segment includes oil and gas and real estate businesses that historically have never been reported as separate segments.

       (4) Segment operating profit (loss) comprises total segment revenues, as defined in Note 1, less operating expenses and before general corporate expenses, interest expense and income taxes, including taxes which are calculated based on gross receipts. Net pension credits reduced costs and expenses and contributed to operating profit or reduced operating loss by $13,234, $13,953 and $13,751 for the years 1994, 1993 and 1992, respectively.

       (5) Identifiable assets are those assets that are used in the operations of each segment.

       (6) General corporate assets, which represent assets of the parent company, are principally cash, U.S. Government securities and investment securities. Corporate assets at December 31, 1993 includes an increase of $38,423 as a result of carrying investment securities at fair market value.

       (7) Includes export revenues of $50,893, $39,041 and $43,644 for the years 1994, 1993 and 1992, respectively, primarily to Asia/Pacific Rim, Middle East and Canada.

       (8) Revenues principally to Asia/Pacific Rim, Canada, Europe and Middle East.

       (9) Certain reclassifications have been made in the prior years' data to conform with the 1994 presentation. See Summary of Significant Accounting Policies.

                              Stone & Webster, Incorporated and Subsidiaries
                             Schedule VIII - Valuation and Qualifying Accounts

                                   (All dollar amounts are in thousands.)


            Col. A                   Col. B                 Col. C             Col. D       Col. E

                                                          Additions
                                    Balance at      Charged       Charged                  Balance at
                                   Beginning of    to Costs       to Other                   End of
Description                           Period      and Expenses    Accounts   Deductions      Period

Allowance deducted from
  asset to which it applies:
   Allowance for doubtful
      accounts:
        Year ended December 31, 1994   $2,957           $647         $289         $170 (A)    $3,723

        Year ended December 31, 1993    4,529            498          354        2,424 (A)     2,957

        Year ended December 31, 1992    2,857            699        1,000           27 (A)     4,529


Note A - Uncollected receivables written off, net of recoveries

Form 10-K 1994                                  Stone & Webster, Incorporated


Coopers                                         Certified Public Accountants
& Lybrand


Report of Independent Accountants

________________


To the Stockholders and Board of
Directors of Stone & Webster, Incorporated

We have audited the consolidated financial statements and the financial statement schedule of Stone & Webster, Incorporated and Subsidiaries listed in the index on page A-1 of the Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone & Webster, Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes D and F to the consolidated financial statements, the Corporation changed its method of accounting for income taxes and investment securities in 1993. Additionally, as discussed in Note P to the consolidated financial statements, the Corporation changed its method for determining the calculated value of the assets of its pension plan for purposes of calculating annual pension cost in 1992.







                            COOPERS & LYBRAND L.L.P.



New York, New York
February 14, 1995

Form 10-k 1994                                   Stone & Webster, Incorporated

EXHIBIT INDEX

No.                 Exhibit

(3) (i)        Restated Certificate of Incorporation
               (incorporated by reference)
    (ii)       By-Laws (filed herewith)


(10) (a)       Material contracts - Restricted Stock
               Plan and form of grant (incorporated by
               reference)
     (b)       Material Contracts - Form of consulting
               agreement (filed herewith)

(21)   Subsidiaries of the Registrant (filed herewith)

(23)   Consent of Independent Accountants (filed herewith)

(27)   Financial Data Schedule (filed herewith)