Form 10-Q
period 1995-03-31
STONE & WEBSTER INC
filed 1995-05-09
CIK 94601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 14,490,569 shares as of April 30, 1995.

Form 10-Q                                                                    2.
  For the quarter ended March 31, 1995            Stone & Webster, Incorporated


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          As reported in Item 3, Legal Proceedings, in registrant's Form 10-K for the year ended December 31, 1994, Stone & Webster Engineering Corporation, a subsidiary of registrant, ("SWEC") provided design engineering services to Chesapeake Paper Products Company ("Chesapeake") in Virginia in connection with a plant expansion.
          After the completion of SWEC's services on its contract, Chesapeake made a claim against SWEC in the amount of approximately $5,000,000, claiming additional expenses due to design defects associated with the structural electrical and mechanical design of the boiler and evaporator. In April of 1993, Chesapeake brought suit against SWEC in the United States District Court for the Eastern District of Virginia. SWEC denied Chesapeake's allegations, claiming that it did not owe Chesapeake anything, and instead, by way of counterclaim, that Chesapeake owed SWEC $1,479,258 for the balance due for its services on the project. The case was tried before a jury and completed on December 8, 1993. At the close of the plaintiff's case, the Court directed a verdict on SWEC's counterclaim in favor of SWEC for approximately $1,580,000. Chesapeake's claim proceeded through trial and was submitted to the jury. The jury returned a verdict in favor of Chesapeake and against SWEC for $4,655,642.

          SWEC filed an appeal to the Fourth Circuit Court of Appeals. On April 19, 1995, the decision of the District Court was affirmed.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4) Instruments defining the rights of security holders, including indentures - As of March 31, 1995, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $93,952,000 principally in connection with mortgages relating to real property for a subsidiary's corporate office and business center in Tampa, Florida, for another subsidiary's office building, and for the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10%

Form 10-Q                                                                     3.
  For the quarter ended March 31, 1995             Stone & Webster, Incorporated


Item 6.   Exhibits and Reports on Form 8-K. (Cont'd.)

     (a)  Exhibit Index (Cont'd.)

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

                              STONE & WEBSTER, INCORPORATED



                              By:  JEREMIAH P. CRONIN
Dated:  May 9, 1995                Jeremiah P. Cronin
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Principal Financial and Accounting
                                   Officer)

Form 10-Q                                                                  4.
   For the quarter ended March 31, 1995         Stone & Webster, Incorporated


                                    ATTACHMENT A


                            Stone & Webster, Incorporated
                                  and Subsidiaries

                                        Index

                                                                   Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Statements of Operations -
      Three Months Ended March 31, 1995 and 1994                        5

   Consolidated Balance Sheets -
      March 31, 1995 and December 31, 1994                            6-7

   Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1995 and 1994                        8

   Notes to Consolidated Financial Statements                        9-11

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                              12-14

Form 10-Q                                                                     5.
   For the quarter ended March 31, 1995            Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                    Consolidated Statements of Operations (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)



                                                              3 Months Ended March 31,
                                                                 1995          1994

Revenues (Notes A and B)                                       $222,529      $190,882

Cost of revenues (Note A)                                       204,568       196,291

  Gross profit (loss)                                            17,961        (5,409)

Selling, general and administrative expenses (Note A)            10,427        14,279

Operating income (loss) (Notes B, D and G)                        7,534       (19,688)

Other income (deductions) (Note A)
  Interest income                                                 1,784           730
  Interest expense                                                 (942)         (825)
    Net interest income (expense)                                   842           (95)
  Miscellaneous - net                                               -             329
                                                                    842           234

Income (loss) before provision (benefit) for income taxes         8,376       (19,454)

Income taxes provision (benefit) (Note C)                         3,672        (6,533)

Net income (loss) (Notes D and G)                              $  4,704      $(12,921)

Earnings (loss) per share (Notes D, G and J)                      $ .32         $(.86)

Dividends declared per share                                      $ .15         $ .15

Average number of shares outstanding                         14,520,000    14,978,000





See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     6.
   For the quarter ended March 31, 1995            Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheets (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               March 31,    December 31,
                                                                 1995          1994
Assets

Current Assets:

  Cash and cash equivalents                                    $ 54,563      $ 55,650

  U.S. Government securities, at amortized cost,
    which approximates market. (Note E)                          75,514        74,685

  Accounts receivable                                           100,982        96,624

  Costs and revenues recognized in
    excess of billings                                           54,091        42,542

  Deferred income taxes (Note C)                                  6,710         7,825

  Other                                                             709           657

          Total Current Assets                                  292,569       277,983


Fixed assets                                                    235,510       233,869
  At cost, less accumulated depreciation,
    depletion and amortization of $182,129
    (1994-$179,566).

Land held for resale, at cost (Note F)                           25,673        25,664

Prepaid pension cost (Note G)                                   104,825       101,131

Other assets                                                     37,277        39,737

                                                               $695,854      $678,384



See accompanying notes to consolidated financial statements.









Form 10-Q                                                                   7.
  For the quarter ended March 31, 1995            Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheets (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               March 31,    December 31,
                                                                 1995          1994
        Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of long-term debt                            $  5,069      $  4,988
  Accounts payable                                               28,349        23,996
  Dividend payable                                                2,176         2,195
  Billings in excess of costs and
    revenues recognized                                          54,872        48,485
  Accrued liabilities                                            55,245        55,702
  Accrued taxes                                                   8,359         6,070

         Total Current Liabilities                              154,070       141,436

Long-term debt                                                   93,952        89,642

Deferred income taxes (Note C)                                   49,755        48,580

Other liabilities                                                22,953        23,408

Shareholders' Equity:
  Preferred stock                                                   -             -
    Authorized, 2,000,000 shares of no par value;
      none issued.
  Common stock, carried at                                       65,240        65,171
    Authorized, 40,000,000 shares of $1 par value;
      issued, 17,731,488 shares, including shares held
      in treasury.
  Capital in excess of carrying value of common stock             2,860         2,860
  Retained earnings                                             410,786       408,211
  Cumulative translation adjustment                              (3,028)       (3,072)
                                                                475,858       473,170

  Less:  Common stock in treasury, at cost (Note H)              70,463        66,961
           3,225,261 shares (1994-3,122,181).
         Employee stock ownership and restricted
           stock plans                                           30,271        30,891
                                                                100,734        97,852

          Total Shareholders' Equity                            375,124       375,318

                                                               $695,854      $678,384


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     8.
   For the quarter ended March 31, 1995            Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                    Consolidated Statements of Cash Flows (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)


                                                               3 Months Ended March 31,
                                                                   1995            1994
Cash Flows from Operating Activities:
  Net Income (Loss)                                            $  4,704        $(12,921)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                    4,960           4,827
      Deferred income taxes                                       2,290          (3,798)
      Prepaid pension cost                                       (3,694)         (2,805)
      Amortization of market value of shares issued
        under Restricted Stock Plan                                  32             182
      Amortization of net cost of
        Employee Stock Ownership Plan                               389             390
      Changes in operating assets and liabilities:
        Accounts receivable                                      (5,568)          4,674
        Costs and revenues recognized
          in excess of billings                                 (11,549)         (5,488)
        Other assets                                              2,460            (611)
        Accounts payable                                          4,353         (10,255)
        Billings in excess of costs
          and revenues recognized                                 6,387             294
        Accrued liabilities                                         860           6,379
        Other                                                     1,089             282

  Net cash provided (used) by operating activities                6,713         (18,850)

Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                       29,075          21,416
  Purchases of U.S. Government securities                       (29,128)        (17,701)
  Purchases of fixed assets                                      (6,601)        (10,583)

  Net cash used by investing activities                          (6,654)         (6,868)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                    5,580          13,620
  Repayments of long-term debt                                   (1,189)         (1,188)
  Decrease in bank loans                                            -            (1,054)
  Payment to Employee Stock Ownership Trust                      (2,462)            -
  Payment received from Employee Stock Ownership Trust            2,753             -
  Purchase of common stock for treasury                          (3,633)            -
  Dividends paid                                                 (2,195)         (2,247)

  Net cash (used) provided by financing activities               (1,146)          9,131

Net Decrease in Cash and Cash Equivalents                        (1,087)        (16,587)
Cash and Cash Equivalents at Beginning of Period                 55,650          64,141

Cash and Cash Equivalents at End of Period                     $ 54,563        $ 47,554

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                9.
   For the quarter ended March 31, 1995       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(A) As discussed in the 1994 Annual Report to Stockholders, the Company changed its presentation of reporting gross earnings to a format reflecting total revenues, cost of revenues and selling, general and administrative expenses to be more consistent with industry practice, primarily in its engineering, construction and consulting business. As a result of these reclassifications, both total revenues, previously reported as gross earnings, cost of revenues and selling, general and administrative expenses increased by $138,978 for the three months ended March 31, 1994. In 1995, the Company further changed its reporting to present operating income (loss) and has reclassified dividend and interest income from revenues to a new caption - Other income (deductions). Certain other miscellaneous revenues were reclassified to operating costs. As a result of these reclassifications, total revenues decreased by $1,843, operating costs decreased by $784 and other income (deductions) increased by $1,059 for the three months ended March 31, 1994. These reclassifications had no effect on net income for either period.

(B) Revenues and operating income (loss) by business segment were the following for the three months ended March 31, 1995 and 1994:

                                                 Three Months
                                                Ended March 31,
                                              1995           1994
     Revenues
       Engineering, construction and
         consulting services                $214,435       $183,763
       Cold storage and
         related activities                    5,195          3,575
       Other                                   2,899          3,544

         Total revenues                     $222,529       $190,882

     Operating income (loss)
       Engineering, construction and
         consulting services                $  8,399       $(18,342)
       Cold storage and
         related activities                    1,980            915
       Other                                     (48)           533
                                              10,331        (16,894)
       General corporate expenses             (2,797)        (2,794)
         Total operating income (loss)      $  7,534       $(19,688)

(C) The Company had a valuation allowance of $14,084 at December 31, 1994 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for the first quarter of 1995 was a decrease of $17 for a total valuation allowance of $14,067 at March 31, 1995. The valuation allowance at March 31, 1995 comprises $8,477 relating to the net operating loss carryforwards of several of the Company's foreign subsidiaries and $5,590 relating to state net operating loss carryforwards.

Form 10-Q                                                               10.
   For the quarter ended March 31, 1995       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(D) In March 1994, a subsidiary of the Company, Stone & Webster Engineering Corporation, took a number of actions to further lower its operating costs. These included the elimination of approximately 350 positions resulting in a 1994 first quarter pre-tax charge of $5,500 for severance costs, which decreased net income by $3,400, or $.23 per share. Severance payments of $3,383 of the $8,508 accrued balance at December 31, 1994 were made by Stone & Webster Engineering Corporation in the first three months of 1995, leaving an accrued balance of $5,125. All amounts accrued relate to positions which were terminated as of December 31, 1994.

(E) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at March 31, 1995 and December 31, 1994 was $75,536 and $74,624, respectively, the amortized cost basis at March 31, 1995 and December 31, 1994 was $75,514 and $74,685, respectively, and the net unrealized holding gain (loss) at March 31, 1995 and December 31, 1994 was $22 and $(61), respectively.

(F) Land held for resale is stated at the lower of cost or estimated net realizable value and, in determining net realizable value, the Company uses independent appraisals and/or internal estimates which, among other things, include historical sales data, estimates of future sales prices and related transactional costs.

(G) Pension plan credits of $3,694 and $2,805 for the three months ended March 31, 1995 and 1994, respectively, reduced operating costs and contributed to net income by $2,259, or $.16 per share, and $1,716, or $.11 per share, for the three months ended March 31, 1995 and 1994, respectively.

(H) In July 1994, the Board of Directors of the Company authorized a share repurchase program for up to 1 million shares of common stock in open market transactions at prevailing prices. The Company acquired 109,080 shares in the three months ended March 31, 1995, bringing total purchases to 472,404 shares under this program. As of March 31, 1995, the Company had 14,506,227 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

(I) With respect to the legal actions referred to in Note M of the Company's Annual Report to Stockholders for the year 1994, as well as possible liabilities related to environmental pollution, management believes, on the basis of its examination and consideration of these matters and such possible liabilities, including consultation with counsel, that neither these legal actions, nor such possible liabilities, will result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements.

(J) Earnings per share are based on the average number of shares outstanding during the periods.

Form 10-Q                                                               11.
   For the quarter ended March 31, 1995       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)


(K) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the explanatory notes in the Company's Annual Report to Stockholders.

     Interim results of operations are not necessarily indicative of the results for a full year.

Form 10-Q                                                               12.
   For the quarter ended March 31, 1995       Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Results of Operations

As discussed in the 1994 Annual Report to Stockholders, the Company changed its presentation of reporting gross earnings to a format reflecting total revenues, cost of revenues and selling, general and administrative expenses to be more consistent with industry practice, primarily in its engineering, construction and consulting business. In 1995, the Company further changed its reporting to present operating income. Refer to Note A to the consolidated financial statements.

Consolidated net income was $4,704, or 32 cents per share, for the three months ended March 31, 1995 compared to a net loss of $12,921, or 86 cents per share, for the same period last year. Consolidated revenues for the first quarter were $222,529, up 17 percent from the 1994 period.

Operating income improved in the Company's major business segments, with the largest improvement coming in the engineering, construction and consulting operations. This segment reported operating income of $8,399 for the first quarter of 1995 compared to a loss of $18,342 for the same period last year on a 17 percent improvement in revenues to $214,435. The increase in revenues was primarily due to an increase in expenditures for plant equipment and materials purchased for client projects. Included in last year's first quarter results was a $5,500 pre-tax charge for severance costs associated with workforce reductions in the Company's largest subsidiary, Stone & Webster Engineering Corporation. The subsidiary continues to expect that approximately $35,000 of payroll-related cost savings will be realized in 1995 from staff reductions implemented throughout 1994. It estimates that $12,000 in payroll-related cost savings were realized in the first quarter of 1995, which helped contain the increase in cost of revenues and lowered selling, general and administrative expenses compared with 1994. With a better balance of staffing and workload, lower indirect expenses and improved revenue, first quarter 1995 operating income margins for this segment reached 4 percent. The power and process sectors were particularly strong during the period. New orders for the first quarter of 1995 for the engineering, construction and consulting business segment were $218,000. New orders for the first quarter of 1994 and backlog at March 31, 1994 were adversely affected due to the reduction of scope in the amount of $319,000 at a Tennessee Valley Authority plant during the first quarter of 1994. Backlog was $1,546,000 at March 31, 1995 compared to $1,095,000 at March 31, 1994 and $1,542,000 at year-end.

Operating income in the cold storage segment was also up significantly, from $915 for the first quarter of 1994 to $1,980 for the first quarter of 1995 on a 45 percent revenue increase, reflecting higher levels of customer storage rentals and increased demand for blast freezing and related services for food exports. Higher cold storage operating income margins resulted in record operating income for the first quarter of 1995. Selling, general and administrative expenses remained relatively constant.

Other segment operating income decreased from $533 in the first quarter of 1994 to a loss of $48 in 1995 primarily due to the abandonment of two gas wells and a decrease in gas prices in oil and gas operations. The decrease in other segment revenues from $3,544 in 1994 to $2,899 in 1995 was also

Form 10-Q                                                               13.
   For the quarter ended March 31, 1995       Stone & Webster, Incorporated
              Stone & Webster, Incorporated and Subsidiaries
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Results of Operations (Continued)
attributed to a decline in oil and gas activity because of the decrease in gas prices.

Pension plan credits of $3,694 and $2,805 for the three months ended March 31, 1995 and 1994, respectively, reduced operating costs and contributed to net income by $2,259, or 16 cents per share, and $1,716, or 11 cents per share, for the three months ended March 31, 1995 and 1994, respectively. The increase in the pension plan credit was primarily due to a change in the discount rate used to calculate the projected benefit obligation. Favorable asset performance in the past ten years is the primary reason that the pension plan is overfunded.

Other income (deductions) improved from $234 to $842 because of higher interest income due to higher cash balances, including U.S. Government Securities, and investment rates compared to the first quarter of last year. Dividend income in the first quarter of 1994 was $329. There was no dividend income in 1995 because all of the Company's investment securities were sold in the third and fourth quarters of 1994.

The income tax provision (benefit) resulted in effective tax rates of 44 percent and (34) percent for the three months ended March 31, 1995 and March 31, 1994, respectively. The effective tax rate for the three months ended March 31, 1995 was higher than the U.S. statutory tax rate primarily due to state income taxes, net of federal benefit, which increased the rate by 5 percent. Foreign taxes applicable to certain foreign projects which are calculated based on gross receipts accounted for a 4 percent increase in the effective tax rate. The 1994 effective tax rate benefit was 1 percent below the U.S. statutory tax rate primarily due to foreign taxes which are calculated based on gross receipts.

Financial Condition
Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, decreased by $1,087 during the first three months of 1995. Net cash provided by operating activities of $6,713 reflected income from operations before noncash charges, increased accounts payable and billings in excess of costs and revenues, partially offset by increases in costs and revenues recognized in excess of billings and accounts receivable. Severance payments of $3,383 of the $8,508 accrued balance at December 31, 1994 were made by Stone & Webster Engineering Corporation in the first three months of 1995, leaving an accrued balance of $5,125 which will be funded from cash on hand and temporary investments. Net cash used by investing activities of $6,654 primarily reflects purchases of fixed assets related to expenditures for the construction of a paper fiber recycling plant. This plant is a development type project in which a subsidiary of the Company, Stone & Webster Development Corporation, holds an ownership interest. Net cash used by financing activities of $1,146 primarily represents repayments of long-term debt, purchases of common stock for treasury as explained in Note H to the consolidated financial statements and dividends paid, offset in part by proceeds from long-term debt representing borrowings to finance the construction of the paper fiber recycling plant previously discussed. The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $26,800, all of which were available at March 31, 1995.

Form 10-Q                                                               14.
   For the quarter ended March 31, 1995       Stone & Webster, Incorporated
              Stone & Webster, Incorporated and Subsidiaries
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Financial Condition (Continued)

The Company and its subsidiaries have obtained financing for their real estate operations and the construction of a paper fiber recycling plant. A subsidiary of the Company owns a 94.3 percent interest in a limited partnership for construction of this paper fiber recycling plant. The cost of the plant, which is collateral for the construction loan, is expected to be $65,000. Upon completion of construction, which is expected to be December 1995, the construction loans will be paid by term debt of $48,750 and the partners will make an equity investment of $16,250, of which the subsidiary of the Company's share is $15,324. The Company intends to invest in additional equity participation investments such as this in the future.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which under the current FASB schedule is effective for the fiscal years beginning after December 15, 1995. The Company is presently analyzing this new accounting standard as to the impact it may have on the Company's financial position or results of operations.