Form 10-Q
period 1995-06-30
STONE & WEBSTER INC
filed 1995-08-01
CIK 94601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 14,415,672 shares as of July 31, 1995.

Form 10-Q                                                                    2.
  For the quarter ended June 30, 1995             Stone & Webster, Incorporated


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          As reported in Part II, Item 1, Legal Proceedings, in registrant's Form 10-Q for the quarter ended March 31, 1995, the decision of the United States District Court for the Eastern District of Virginia in the action brought by Chesapeake Paper Products Company against Stone & Webster Engineering Corporation ("SWEC"), a subsidiary of registrant, was affirmed on appeal. SWEC made payment of $4,935,904 representing satisfaction of the judgment (including costs and interest) on May 22, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Shareholders of the registrant was held on May 11, 1995.

     (b) At the Annual Meeting, Frank J. A. Cilluffo, J. Angus McKee and Meredith R. Spangler were re-elected as Directors for terms expiring in 1998. The term of office as a Director of William L. Brown, Bruce
          C. Coles, Donna R. Fitzpatrick, Kent F. Hansen, Elvin R. Heiberg III, John A. Hooper and Kenneth G. Ryder continued after the Meeting.

     (c)  At the Annual Meeting, the Shareholders also:

          - ratified the selection of the firm of Coopers & Lybrand, L.L.P., independent accountants, as auditor of the registrant and its subsidiaries for the year 1995;

          - approved the 1995 Stock Option Plan of Stone & Webster, Incorporated covering certain of the Directors, officers and employees of the Corporation and its subsidiaries;

          - approved the 1995 Stock Plan for Non-Employee Directors of Stone & Webster, Incorporated; and

          - did not approve the proposal submitted by a shareholder as discussed in the Proxy Statement for the 1995 Annual Meeting.

Form 10-Q                                                                  3.
  For the quarter ended June 30, 1995            Stone & Webster, Incorporated


          The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

          (1)  Election of Directors.

               Nominee             Total Votes For   Total Votes Withheld

               Frank J. A. Cilluffo     13,185,689   442,478
               J. Angus McKee       11,247,507     2,380,660
               Meredith R. Spangler 12,783,626       844,541

               There were no broker non-votes.

          (2)  Selection of Independent Accountants.

               Total Votes For     13,083,399
               Total Votes Against    475,148
               Total Abstentions       69,620

               There were no broker non-votes.

          (3)  1995 Stock Option Plan of Stone & Webster, Incorporated.

               Total Votes For      9,723,096
               Total Votes Against  3,155,969
               Total Abstentions      169,726

               There were 579,376 broker non-votes.

          (4) 1995 Stock Plan for Non-Employee Directors of Stone & Webster, Incorporated.

               Total Votes For     9,830,762
               Total Votes Against 3,033,577
               Total Abstentions     184,452

               There were 579,376 broker non-votes.

          (5)  Proposal of a shareholder.

               Total Votes For     4,546,165
               Total Votes Against 8,222,053
               Total Abstentions     280,623

               There were 579,326 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4) Instruments defining the rights of security holders, including indentures - As of June 30, 1995, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $95,818,000 principally in connection with mortgages relating to real property for a subsidiary's corporate office and business center in Tampa, Florida, for another subsidiary's office building, and for the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10%

Form 10-Q                                                                   4.
  For the quarter ended June 30, 1995            Stone & Webster, Incorporated


          of the total assets of the registrant and its subsidiaries on a con-solidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

               (10)  Material Contracts.

                    (i) 1995 Stock Option Plan of Stone & Webster, Incorporated (incorporated by reference to Exhibit 4-b to the registrant's Registration Statement on Form S-8 filed on June 22, 1995 (File No. 33-60489)).*

                    (ii) 1995 Stock Plan for Non-Employee Directors of Stone & Webster, Incorporated (incorporated by reference to
                    Exhibit 4-b to the registrant's Registration Statement on Form S-8 filed on June 22, 1995 (File No. 33-60483)).*

                    _________

                    * Exhibits 10(i) and 10(ii) are compensatory plans, contracts and arrangements in which directors and named executive officers participate.


     (b)  Reports on Form 8-K

               Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STONE & WEBSTER, INCORPORATED




                              By:  JEREMIAH P. CRONIN
Dated:  August 1, 1995             Jeremiah P. Cronin
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Chief Financial Officer)




                                   DANIEL P. LEVY
                                   Daniel P. Levy
                                   Corporate Controller
                                   (Principal Accounting Officer)

Form 10-Q                                                                    5.
   For the quarter ended June 30, 1995            Stone & Webster, Incorporated


                                    ATTACHMENT A


                            Stone & Webster, Incorporated
                                  and Subsidiaries

                                        Index

                                                                   Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Statements of Operations -
      Three Months Ended June 30, 1995 and 1994
      Six Months Ended June 30, 1995 and 1994                           6

   Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994                             7-8

   Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1995 and 1994                           9

   Notes to Consolidated Financial Statements                       10-12

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                              13-16

Form 10-Q                                                                                   6.
  For the quarter ended June 30, 1995                            Stone & Webster, Incorporated

                         Stone & Webster, Incorporated and Subsidiaries

                        Consolidated Statements of Operations (Unaudited)

                (All dollar amounts, except per share amounts, are in thousands.)



                                              3 Months Ended June 30,   6 Months Ended June 30,
                                                  1995       1994           1995       1994

Revenues (Notes A and B)                        $230,687   $189,418       $453,216   $380,300

Cost of revenues (Note A)                        207,697    183,107        412,265    379,398

  Gross Profit                                    22,990      6,311         40,951        902

Selling, general and
  administrative expenses (Note A)                11,053     11,194         21,480     25,473

Operating income (loss) (Notes B, D and G)        11,937     (4,883)        19,471    (24,571)

Other income (deductions) (Note A)
  Interest income                                  1,636        762          3,420      1,492
  Interest expense                                (1,173)      (973)        (2,115)    (1,798)
    Net interest income (expense)                    463       (211)         1,305       (306)
  Miscellaneous - net                                -          331            -          660
                                                     463        120          1,305        354

Income (loss) before provision (benefit)
  for income taxes                                12,400     (4,763)        20,776    (24,217)

Income tax provision (benefit) (Note C)            4,454       (774)         8,126     (7,307)

Net income (loss) (Notes D and G)               $  7,946   $ (3,989)      $ 12,650   $(16,910)

Earnings (loss) per share (Notes D, G and K)        $.55      $(.27)          $.87     $(1.13)

Dividends declared per share                        $.15      $ .15           $.30       $.30

Average number of shares outstanding          14,472,000  14,976,000    14,496,000 14,977,000





See accompanying notes to consolidated financial statements.

Form 10-Q                                                                           7.
  For the quarter ended June 30, 1995                    Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheets (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               June 30,     December 31,
                                                                 1995          1994
Assets

Current Assets:

  Cash and cash equivalents                                    $ 32,278      $ 55,650

  U.S. Government securities, at amortized cost,
    which approximates market. (Note E)                          72,187        74,685

  Accounts receivable                                           119,896        96,624

  Costs and revenues recognized in
    excess of billings                                           52,750        42,542

  Deferred income taxes (Note C)                                  4,220         7,825

  Other                                                           1,664           657

          Total Current Assets                                  282,995       277,983


Fixed assets                                                    240,003       233,869
  At cost, less accumulated depreciation,
    depletion and amortization of $185,781
    (1994-$179,566).

Land held for resale, at cost (Note F)                           25,673        25,664

Prepaid pension cost (Note G)                                   108,520       101,131

Other assets                                                     39,253        39,737

                                                               $696,444      $678,384



See accompanying notes to consolidated financial statements.









Form 10-Q                                                                            8.
  For the quarter ended June 30, 1995                     Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                         Consolidated Balance Sheets (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               June 30,     December 31,
                                                                 1995          1994
Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of long-term debt                            $  9,251      $  4,988
  Accounts payable                                               29,735        23,996
  Dividend payable                                                2,166         2,195
  Billings in excess of costs and
    revenues recognized                                          47,051        48,485
  Accrued liabilities                                            51,869        55,702
  Accrued taxes                                                   6,989         6,070

         Total Current Liabilities                              147,061       141,436

Long-term debt                                                   95,818        89,642

Deferred income taxes (Note C)                                   50,799        48,580

Other liabilities                                                23,643        23,408

Shareholders' Equity:
  Preferred stock                                                   -             -
    Authorized, 2,000,000 shares of no par value;
      none issued.
  Common stock, carried at (Note H)                              65,248        65,171
    Authorized, 40,000,000 shares of $1 par value;
      issued, 17,731,488 shares, including shares held
      in treasury.
  Capital in excess of carrying value of common stock             2,860         2,860
  Retained earnings                                             416,612       408,211
  Cumulative translation adjustment                              (2,897)       (3,072)
                                                                481,823       473,170

  Less:  Common stock in treasury, at cost (Notes H and I)       72,468        66,961
           3,289,772 shares (1994-3,122,181).
         Employee stock ownership and restricted
           stock plans                                           30,232        30,891
                                                                102,700        97,852

          Total Shareholders' Equity                            379,123       375,318

                                                               $696,444      $678,384


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                            9.
  For the quarter ended June 30, 1995                    Stone & Webster, Incorporated

                     Stone & Webster, Incorporated and Subsidiaries

                    Consolidated Statements of Cash Flows (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands.)

                                                               6 Months Ended June 30,
                                                                   1995            1994
Cash Flows from Operating Activities:
  Net Income (loss)                                            $ 12,650        $(16,910)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                    9,607           9,777
      Deferred income taxes                                       5,832          (5,463)
      Prepaid pension cost                                       (7,389)         (5,550)
      Amortization of market value of shares issued
        under Restricted Stock Plan                                  71             336
      Amortization of net cost of
        Employee Stock Ownership Plan                               778             780
      Changes in operating assets and liabilities:
        Accounts receivable                                     (23,727)          1,464
        Costs and revenues recognized
          in excess of billings                                 (10,208)          5,340
        Other assets                                                484            (370)
        Accounts payable                                          5,739         (10,496)
        Billings in excess of costs
          and revenues recognized                                (1,434)          6,089
        Accrued liabilities                                      (3,660)          7,033
        Other                                                      (267)            (70)

  Net cash used by operating activities                         (11,524)         (8,040)

Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                       77,598          54,478
  Purchases of U.S. Government securities                       (74,426)        (48,554)
  Purchases of fixed assets                                     (15,741)        (27,365)

  Net cash used by investing activities                         (12,569)        (21,441)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                   12,860          27,409
  Repayments of long-term debt                                   (2,421)         (2,419)
  Decrease in bank loans                                            -            (3,800)
  Payment to Employee Stock Ownership Trust                      (2,462)            -
  Payment received from Employee Stock Ownership Trust            2,753             -
  Purchase of common stock for treasury                          (5,638)           (103)
  Dividends paid                                                 (4,371)         (4,494)

  Net cash provided by financing activities                         721          16,593

Net Decrease in Cash and Cash Equivalents                       (23,372)        (12,888)
Cash and Cash Equivalents at Beginning of Period                 55,650          64,141

Cash and Cash Equivalents at End of Period                     $ 32,278        $ 51,253

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                   10.
  For the quarter ended June 30, 1995             Stone & Webster, Incorporated

                       Stone & Webster, Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements (Unaudited)

              (All dollar amounts, except per share amounts, are in thousands.)


(A) As discussed in the 1994 Annual Report to Stockholders, the Company changed its presentation of reporting gross earnings to a format reflecting total revenues, cost of revenues and selling, general and administrative expenses to be more consistent with industry practice, primarily in its engineering, construction and consulting business. As a result of these reclassifications, both total revenues, previously reported as gross earnings, cost of revenues and selling, general and administrative expenses increased by $134,342 and $273,320 for the second quarter and six months ended June 30, 1994, respectively. In 1995, the Company further changed its reporting to present operating income (loss) and has reclassified dividend and interest income from revenues to a new caption - Other income (deductions). Certain other miscellaneous revenues were reclassified to operating costs. As a result of these reclassifications, total revenues decreased by $1,014 and $2,857, operating expenses increased by $79 and decreased by $705, and other income (deductions) increased by $1,093 and $2,152, for the three and six months ended June 30, 1994, respectively, with no effect on net income.

(B) Revenues and operating income (loss) by business segment were the following for the three and six months ended June 30, 1995 and 1994:

                                                 Three Months            Six Months
                                                Ended June 30,         Ended June 30,
                                                1995      1994         1995      1994
     Revenues
       Engineering, construction and
         consulting services                  $222,216  $181,672     $436,651  $365,435
       Cold storage and
         related activities                      5,463     4,297       10,658     7,872
       Other                                     3,008     3,449        5,907     6,993

         Total revenues                       $230,687  $189,418     $453,216  $380,300

     Operating income (loss)
       Engineering, construction and
         consulting services                  $ 12,643  $ (4,021)    $ 21,042  $(22,363)
       Cold storage and
         related activities                      2,197     1,458        4,177     2,373
       Other                                       272       266          224       799
                                                15,112    (2,297)      25,443   (19,191)
       General corporate expenses               (3,175)   (2,586)      (5,972)   (5,380)
         Total operating income (loss)        $ 11,937  $ (4,883)    $ 19,471  $(24,571)

(C) The Company had a valuation allowance of $14,084 at December 31, 1994 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at the end of the first quarter was $14,067. The net change in the second quarter of 1995 was a decrease of $635, primarily due to the utilization of a foreign net operating loss carryfoward which was fully reserved, for a total valuation allowance of $13,432 at June 30, 1995. The valuation allowance at June 30, 1995 comprises $7,842 relating to the net operating loss carryforwards of several of the Company's foreign subsidiaries and $5,590 relating to state net operating loss carryforwards.

Form 10-Q                                                                   11.
  For the quarter ended June 30, 1995             Stone & Webster, Incorporated

                Stone & Webster, Incorporated and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

       (All dollar amounts, except per share amounts, are in thousands.)


(D) In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter 1994 pre-tax charge of $5,500 for severance costs, which decreased net income by $3,400, or $.23 per share. In the second quarter of 1994, the subsidiary had reductions of approximately 220 positions resulting in a second quarter pre-tax charge of $3,100 for severance costs, which decreased net income by $1,900, or $.12 per share. Severance payments of $5,222 of the $8,508 accrued balance at December 31, 1994 were made by Stone & Webster Engineering Corporation in the first six months of 1995, leaving an accrued balance of $3,286. All amounts accrued relate to positions which were terminated as of December 31, 1994.

(E) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at June 30, 1995 and December 31, 1994 was $72,336 and
     $74,624, respectively, the amortized cost basis at June 30, 1995 and December 31, 1994 was $72,187 and $74,685, respectively, and the net unrealized holding gain (loss) at June 30, 1995 and December 31, 1994 was $149 and $(61), respectively.

(F) Land held for resale is stated at the lower of cost or estimated net realizable value and, in determining net realizable value, the Company uses independent appraisals and/or internal estimates which, among other things, include historical sales data, estimates of future sales prices and related transactional costs.

(G) Pension plan credits, which reduced operating costs, were $3,695 and $7,389 for the three and six month periods of 1995 compared to $2,745 and $5,550 for the prior year. These credits increased net income by $2,260, or $.15 per share, and $4,519, or $.31 per share, for the three and six month periods and by $1,678, or $.12 per share, and $3,394, or $.23 per share for the prior year.

(H) On May 11, 1995, the shareholders approved a 1995 Stock Option Plan and a 1995 Stock Plan. Under the 1995 Stock Option Plan, key employees are eligible to receive options either as incentive stock options as defined under the Internal Revenue Code, or as nonqualified options to purchase shares of the Company's common stock. Non-employee directors only may be granted nonqualified options. The exercise price of any option granted under the Stock Option Plan may not be less than the fair market value as of the date of grant and such options may not be exercisable later than ten years from the date of grant. Nonqualified options to purchase 2,000 shares were granted to each non-employee director as of the effective date of the Stock Option Plan and will be granted to each new non-employee director upon initial election or appointment to the Board of Directors. Thereafter on a yearly basis, nonqualified options to purchase 1,000 shares will be granted to each non-employee director. The total number of shares to be issuable under the Stock Option Plan may not exceed 750,000 shares. On May 11, 1995, nonqualified options for 18,000 shares were awarded to non-employee directors at an exercise price of $30.25, nonexercisable for the first six months. On June 20, 1995, nonqualified options for 137,500 shares were awarded to designated key employees at an exercise price of $31.00, nonexercisable for the first three years.

Form 10-Q                                                                   12.
  For the quarter ended June 30, 1995             Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

       (All dollar amounts, except per share amounts, are in thousands.)


     Under the 1995 Stock Plan, non-employee directors of the Company will receive grants of shares of common stock in payment of their annual retainer and may elect to receive director meeting fees in common stock. The total number of shares to be issued under the Stock Plan may not exceed 100,000 shares. As of July 1, 1995, each non-employee director received a number of shares equivalent to one-half of the annual retainer of $8,000.

(I) In July 1994, the Board of Directors of the Company authorized a share repurchase program for up to 1 million shares of common stock in open market transactions at prevailing prices. The Company acquired 173,591 shares in the six months ended June 30, 1995, bringing total purchases to 536,915 shares under this program. As of June 30, 1995, the Company had 14,441,716 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

(J) With respect to the legal actions referred to in Note M of the Company's Annual Report to Stockholders for the year 1994, as well as possible liabilities related to environmental pollution, management believes, on the basis of its examination and consideration of these matters and such possible liabilities, including consultation with counsel, that neither these legal actions, nor such possible liabilities, will result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements. With respect to the contract-related lawsuit discussed in Note M of the Company's 1994 Annual Report, on April 19, 1995 the decision of the lower court was affirmed on appeal and payment of $4,936 (including costs and interest) was made in May, 1995, representing satisfaction of the judgment.

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
  For the quarter ended June 30, 1995            Stone & Webster, Incorporated

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

For the second quarter ended June 30, 1995, Stone & Webster reported net income of $7,946 or $.55 per share, compared to a net loss of $3,989 or $.27 per share, for the same period in 1994. Operating income was $11,937 compared to an operating loss of $4,883 a year ago. Second quarter revenues increased 22 percent to $230,687.

Net income for the first six months of 1995 was $12,650 or $.87 per share, compared to a net loss of $16,910 or $1.13 per share, in the same period in 1994. Operating income was $19,471 compared to an operating loss of $24,571. Revenues in the first half were $453,216, an increase of 19 percent from $380,300 in the first six months of 1994.

There continued to be strong gains in revenues and operating profit in the Company's major business segments, with the principal business segment - engineering, construction and consulting - showing the most improvement. This segment reported operating income of $12,643 for the second quarter ended June 30, 1995 compared to a loss of $4,021 for the same period last year.

Second quarter revenues increased 22 percent to $222,216. For the six month period, operating income was $21,042 compared to a loss of $22,363 in 1994 on a 19 percent improvement in revenues to $436,651. The improvement in revenues was primarily due to an increase in materials expenditures for clients where the Company is responsible for procuring such materials under contracts with its clients. Included in last year's second quarter and six months results were pre-tax charges of $3,100 and $8,600, respectively, for severance costs associated with workforce reductions in the Company's largest subsidiary, Stone & Webster Engineering Corporation. The subsidiary continues to expect that approximately $35,000 of payroll-related cost savings will be realized in 1995 from staff reductions implemented throughout 1994. It is estimated that $21,000 in payroll-related cost savings were realized in the first six months of 1995, which helped contain the increase in cost of revenues and lowered selling, general and administrative expenses compared with 1994. The savings expected over the remainder of 1995 may not be in proportion to the savings experienced during the first six months because the cost reduction actions initiated in the first half of 1994 resulted in reduced costs for the second half of 1994. The second quarter 1995 results continue to reflect the improvement in operating income experienced in the first quarter and can be attributed to the better balance of staffing and workload, lower indirect expenses and increased revenue. Operating income margins were approximately
5 percent for both the quarter and six months. The Process and Power business units continued to be strong during the first six months of 1995, primarily due to increased international work in the Middle East and Pacific Rim areas. The Power business units performance was also strong domestically. New

Form 10-Q                                                                  14.
  For the quarter ended June 30, 1995            Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Results of Operations (Continued)
orders for the engineering, construction and consulting segment for the second quarter and first six months of 1995 were $342,000 and $560,000, respectively, primarily from work in the Power and Government business units. New orders for the second quarter of 1994 were $241,000. New orders for the first six months of 1994 and backlog at June 30, 1994 were adversely affected due to the reduction of scope in the amount of $319,000 at a Tennessee Valley Authority plant during the first quarter of 1994. Backlog on June 30, 1995 was $1,665,000 compared to $1,155,000 on June 30, 1994 and $1,542,000 at year end.

Operating income in the cold storage segment was at record levels for both periods in 1995. For the second quarter, operating income was $2,197 compared to $1,458 for the same period last year on a 27 percent increase in revenues to $5,463. For the six month period, operating income went from $2,373 in 1994 to $4,177 in 1995 on a 35 percent revenue increase. Higher revenues for both periods are due to additional customer storage rental and increased demand for freezing services for food destined for export.

Operating income of the "other" segment remained relatively unchanged for the second quarter of 1995 compared to 1994. There was a decrease in operating income for the six month period, from $799 in 1994 to $224 in 1995. This decrease was primarily due to the abandonment of two gas wells and the continued decrease in gas prices in the oil and gas operations. The decrease in the "other" segment revenues for both periods in 1995 was also attributed to the decline in oil and gas activity due to the continuing decrease in gas prices. Pension plan credits, which reduced operating costs, were $3,695 and $7,389 for the three and six month periods in 1995 compared to $2,745 and $5,550 for the same periods in the prior year. These credits increased net income by $2,260 or $.15 per share, and $4,519, or $.31 per share for the three and six month periods in 1995 and by $1,678, or $.12 per share, and $3,394, or $.23 per share for the prior year. The increase in the pension credit for both periods in 1995 was primarily due to a change in the discount rate used to calculate the projected benefit obligation. Favorable asset performance in the past ten years is the primary reason that the pension plan is overfunded.

Other income (deductions) increased in the quarter and year to date comparisons because of higher interest income due to higher average cash balances and investment rates.

The income tax provision (benefit) resulted in effective rates of 36 percent and 39 percent for the second quarter and six months ended June 30, 1995, respectively, and (16) percent and (30) percent for the second quarter and six months ended June 30, 1994, respectively. The effective rates for the second quarter and six months ended June 30, 1995 were higher than the U.S. statutory tax rate primarily due to state income taxes, net of federal benefit, which increased the effective tax rate by 4 percent and 5 percent, respectively.

Form 10-Q                                                                  15.
  For the quarter ended June 30, 1995            Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Result of Operations (Continued)
The effective rate for the three months ended June 30, 1994 was lower than the U.S. statutory rate primarily due to foreign taxes which are calculated based on gross receipts which accounted for an 11 percent reduction in the effective tax rate recorded. State income taxes, net of federal benefit, also impacted the effective rate by 6 percent for the three months ended June 30, 1994. The effective rate for the six months ended June 30, 1994 was lower than the U.S. statutory tax rate primarily due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts.

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, decreased by $23,372 during the first six months of 1995. Net cash used by operating activities of $11,524 reflected increases in accounts receivable and costs and revenues recognized in excess of billings resulting from increased business activity and a payment of $4,936 representing satisfaction of a judgment in a lawsuit. These items were partially offset by net cash provided by income from operations and increases in accounts payable for expenditures related to job materials and equipment. Severance payments of $5,222 of the $8,508 accrued balance at December 31, 1994 were made by Stone & Webster Engineering Corporation in the first six months of 1995, leaving an accrued balance of $3,286 which will be funded from cash on hand and temporary investments. Net cash used by investing activities of $12,569 primarily reflects purchases of fixed assets related to expenditures for the construction of a paper fiber recycling plant. This plant is a development type project in which a subsidiary of the Company, Stone & Webster Development Corporation, holds an ownership interest. Net cash provided by financing activities of $721 is primarily due to proceeds from long-term debt representing borrowings to finance the construction of the paper fiber recycling plant previously discussed, offset in part by repayments of long-term debt, purchases of common stock for treasury as explained in Note I to the consolidated financial statements and dividends paid. The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access

Form 10-Q                                                                  16.
  For the quarter ended June 30, 1995            Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                  (All dollar amounts are in thousands.)

Financial Condition (continued)

to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $6,378, all of which were available at June 30, 1995. The Company and its subsidiaries have obtained financing for their real estate operations and the construction of a paper fiber recycling plant. A subsidiary of the Company owns a 94.3 percent interest in a limited partnership for construction of this plant. The cost of the plant, which is collateral for the construction loan, is expected to be $65,000. Upon completion of construction, which is expected to be December 1995, the construction loans will be paid by term debt of $48,750 and the partners will make an equity investment of $16,250, of which the subsidiary of the Company's share is $15,324. The Company's share will be funded by cash on hand and temporary investments. The Company intends to invest in additional equity participation investments such as this in the future.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for the fiscal years beginning after December 15, 1995. The Company is presently analyzing this new accounting standard as to the impact it may have on the Company's financial position or results of operations.