Form 10-Q
period 1995-09-30
STONE & WEBSTER INC
filed 1995-10-27
CIK 94601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 14,226,750 shares as of September 30, 1995.

Form 10-Q                                                                     2.
  For the quarter ended September 30, 1995         Stone & Webster, Incorporated


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     (a) As reported in Part I, Item 3, Legal Proceedings, in registrant's Form 10-K for the year ended December 31, 1994, in November 1990, Stone & Webster Engineering Corporation ("SWEC") commenced an action in the United States District Court for the District of Massachusetts against Northbrook Insurance Company, several other insurance companies and certain other parties. The complaint sought monetary damages, attorneys' fees and costs, and a declaration that the insurance company defendants must defend and indemnify SWEC against claims asserted against it in another lawsuit which was settled in March, 1991.

          In September, 1995, SWEC reached a settlement agreement with the defendants pursuant to which SWEC received payment on claims made in the aggregate gross amount of $16 million and the pending litigation was dismissed.

     (b) Registrant and two of its subsidiaries have been named as defendants, along with others, in two legal actions brought by, and have received other claims from, private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These matters relate to business activities which took place generally in the first half of this century. No governmental authority has sought similar redress from registrant or its subsidiaries (except in the case of one subsidiary in limited connection with claims made primarily with respect to clients of that subsidiary) nor has the registrant been identified as a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested in connection with environmental matters. Based on presently known facts and existing laws and regulations, registrant believes that it has valid legal defenses to such actions and that the costs associated with such matters, including legal costs, will not be material to the business or financial condition of the registrant, and in any case will be mitigated by the presence of other entities which will be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

Form 10-Q                                                                     3.
  For the quarter ended September 30, 1995         Stone & Webster, Incorporated


Item 1.   Legal Proceedings. (Cont'd.)

          In early October, 1995, one such action was settled by the filing of mutual dismissals and the payment of $4 million by the registrant and its subsidiaries. Certain of the insurance carriers of registrant and its subsidiaries have made payments to the registrant and its subsidiaries in the amount of $1.5 million relating primarily to defense costs in connection with these actions. Registrant and one subsidiary are plaintiffs in a separate action to recover damages, attorneys' fees and other monetary relief from other insurance carriers in connection with this and other such matters. No recognition has been made in the financial statements for any potentially recoverable amounts.

          Because the facts and circumstances of the recently settled action differ significantly from other such matters, registrant believes that it would be inaccurate to evaluate or estimate liability based on the recent settlement.

     (c) Also see Note (C) to the consolidated financial statements filed herewith.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4) Instruments defining the rights of security holders, including indentures - As of September 30, 1995, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $101,813,000 principally in connection with mortgages relating to real property for a subsidiary's real estate holdings in Tampa, Florida, for another subsidiary's office building, and for the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

               (10) Material contracts - Forms of agreements between registrant and eleven (11) officers of registrant and its subsidiaries relating to certain employment arrangements that would become operable only in the event of a "change in control" (as defined in the agreements) and that would have a potential aggregate cost to registrant (assuming compensation levels of September 1, 1995) if triggered as provided in the agreements of less than $5 million, are filed herewith as Exhibit 10.

               (27) Financial Data Schedule.


     (b)  Reports on Form 8-K

               Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1995:

          Date of Form 8-K    Description

          August 15, 1995     Submitted under Item 5, Other Events, the
                              text of registrant's Press Release dated

Form 10-Q                                                                     4.
  For the quarter ended September 30, 1995         Stone & Webster, Incorporated

     (b)  Reports on Form 8-K (Cont'd.)

          Date of Form 8-K    Description

                              August 15, 1995 relating to the resignation of Bruce C. Coles as Chairman of the Board of Directors, President, and Chief Executive Officer, the election of Kent F. Hansen as non-executive Chairman of the Board, and the appointment of Edward J. Walsh as acting President and Chief Executive Officer.

          August 18, 1995     Submitted under Item 5, Other Events, the
                              text of registrant's Press Release dated
                              August 16, 1995 relating to the completion of a strategic asset review and an increase in a share repurchase authorization.



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STONE & WEBSTER, INCORPORATED




                              By:  JEREMIAH P. CRONIN
Dated:  October 27, 1995           Jeremiah P. Cronin
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Chief Financial Officer)




                                   DANIEL P.LEVY
                                   Daniel P. Levy
                                   Corporate Controller
                                   (Principal Accounting Officer)

Form 10-Q                                                                   5.
   For the quarter ended September 30, 1995      Stone & Webster, Incorporated


				    ATTACHMENT A


			    Stone & Webster, Incorporated
				  and Subsidiaries

					Index

								   Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Statements of Operations -
      Three Months Ended September 30, 1995 and 1994
      Nine Months Ended September 30, 1995 and 1994                     6

   Consolidated Balance Sheets -
      September 30, 1995 and December 31, 1994                        7-8

   Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1995 and 1994                     9

   Notes to Consolidated Financial Statements                       10-14

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 15-19

Form 10-Q                                                                                    6.
   For the quarter ended September 30, 1995                       Stone & Webster, Incorporated

			 Stone & Webster, Incorporated and Subsidiaries

			Consolidated Statements of Operations (Unaudited)

		(All dollar amounts, except per share amounts, are in thousands.)



						     3 Months                  9 Months
						Ended September 30,       Ended September 30,
						  1995       1994           1995       1994

Revenues (Notes A and B)                        $219,160   $193,783       $672,376   $574,083

Cost of revenues (Note A)                        199,800    185,506        612,065    564,904

  Gross Profit                                    19,360      8,277         60,311      9,179

Selling, general and
  administrative expenses (Note A)                12,248     10,066         33,728     35,539

Operating income (loss) (Notes B, C and D)         7,112     (1,789)        26,583    (26,360)

Other income (deductions) (Note A)
  Profit on investment securities (Note M)           -        9,762            -        9,762
  Interest income                                  1,674      1,119          5,094      2,611
  Interest expense                                  (958)      (974)        (3,073)    (2,772)
  Miscellaneous - net                                -          292            -          952
						     716     10,199          2,021     10,553

Income (loss) before provision (benefit)
  for income taxes                                 7,828      8,410         28,604    (15,807)

Income tax provision (benefit) (Note E)            2,844      3,228         10,970     (4,079)

Net income (loss) (Notes C, D, F and I)         $  4,984   $  5,182       $ 17,634   $(11,728)

Earnings (loss) per share (Notes F, I)             $ .35      $ .35          $1.22      $(.78)

Dividends declared per share                       $ .15      $ .15          $ .45      $ .45

Average number of shares outstanding          14,326,000 14,970,000     14,439,000 14,975,000





See accompanying notes to consolidated financial statements.

Form 10-Q                                                                            7.
   For the quarter ended September 30, 1995               Stone & Webster, Incorporated

		     Stone & Webster, Incorporated and Subsidiaries

			       Consolidated Balance Sheets

	    (All dollar amounts, except per share amounts, are in thousands.)

							     September 30,  December 31,
								 1995          1994
							      (Unaudited)
Assets

Current Assets:

  Cash and cash equivalents                                    $ 31,825      $ 55,650

  U.S. Government securities, at amortized cost,
    which approximates market. (Note G)                          63,776        74,685

  Accounts receivable (Note C)                                  136,308        96,624

  Costs and revenues recognized in
    excess of billings                                           78,238        42,542

  Deferred income taxes (Note E)                                  7,545         7,825

  Other                                                           2,669           657

	  Total Current Assets                                  320,361       277,983


Fixed assets                                                    253,347       233,869
  At cost, less accumulated depreciation,
    depletion and amortization of $192,316
    (1994-$179,566). (Note L)

Land held for resale, at cost (Note H)                           25,673        25,664

Prepaid pension cost (Note I)                                   112,475       101,131

Other assets (Notes C and D)                                     25,869        39,737

							       $737,725      $678,384



See accompanying notes to consolidated financial statements.



Form 10-Q                                                                            8.
  For the quarter ended September 30, 1995                Stone & Webster, Incorporated

		     Stone & Webster, Incorporated and Subsidiaries

			       Consolidated Balance Sheets

	    (All dollar amounts, except per share amounts, are in thousands.)

							     September 30,  December 31,
								 1995          1994
							      (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of long-term debt                            $ 15,898      $  4,988
  Accounts payable                                               35,855        23,996
  Dividend payable                                                2,134         2,195
  Billings in excess of costs and
    revenues recognized                                          60,370        48,485
  Accrued liabilities                                            55,574        55,702
  Accrued taxes                                                  11,327         6,070

	 Total Current Liabilities                              181,158       141,436

Long-term debt (Note L)                                         101,813        89,642

Deferred income taxes (Note E)                                   53,527        48,580

Other liabilities                                                22,573        23,408

Shareholders' Equity:
  Preferred stock                                                   -             -
    Authorized, 2,000,000 shares of no par value;
      none issued.
  Common stock, carried at (Note J)                              65,210        65,171
    Authorized, 40,000,000 shares of $1 par value;
      issued, 17,731,488 shares, including shares held
      in treasury.
  Capital in excess of carrying value of common stock             2,869         2,860
  Retained earnings                                             419,509       408,211
  Cumulative translation adjustment                              (2,842)       (3,072)
								484,746       473,170

  Less:  Common stock in treasury, at cost (Notes J and K)       79,382        66,961
	   3,504,738 shares (1994-3,122,181).
	 Employee stock ownership and restricted
	   stock plans                                           26,710        30,891
								106,092        97,852

	  Total Shareholders' Equity                            378,654       375,318

							       $737,725      $678,384


See accompanying notes to consolidated financial statements.


Form 10-Q                                                                            9.
   For the quarter ended September 30, 1995               Stone & Webster, Incorporated

		     Stone & Webster, Incorporated and Subsidiaries
		    Consolidated Statements of Cash Flows (Unaudited)
	    (All dollar amounts, except per share amounts, are in thousands.)

							      9 Months Ended September 30,
								   1995            1994
Cash Flows from Operating Activities:
  Net Income (loss)                                            $ 17,634        $(11,728)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                   14,216          14,724
      Deferred income taxes                                       5,227          (3,913)
      Prepaid pension cost                                      (11,344)         (9,472)
      Pension plan curtailment gain                                 -              (504)
      Profits on investment securities                              -            (9,762)
      Write-down of capitalized costs                             6,500             -
      Amortization of market value of shares issued
	under Restricted Stock Plan                                  88             460
      Amortization of net cost of
	Employee Stock Ownership Plan                             1,167           1,170
      Changes in operating assets and liabilities:
	Accounts receivable                                     (40,460)         (1,926)
	Costs and revenues recognized
	  in excess of billings                                 (35,696)         14,919
	Other assets                                              7,332             724
	Accounts payable                                         11,809          (6,756)
	Billings in excess of costs
	  and revenues recognized                                11,885          19,160
	Accrued liabilities                                       2,858           2,865
	Other                                                     1,466              91

  Net cash (used) provided by operating activities               (7,318)         10,052

Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                       95,340          77,102
  Purchases of U.S. Government securities                       (83,198)        (82,162)
  Purchase of joint venture, net of cash acquired                (2,458)            -
  Proceeds from sale of investment securities                       -            10,412
  Purchases of fixed assets                                     (23,522)        (37,738)

  Net cash used by investing activities                         (13,838)        (32,386)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                   19,302          36,297
  Repayments of long-term debt                                   (3,618)         (3,658)
  Increase in bank loans                                            -                68
  Decrease in bank loans                                            -            (5,745)
  Payments to Employee Stock Ownership Trust                     (6,598)         (4,046)
  Payments received from Employee Stock Ownership Trust           7,217           4,464
  Purchase of common stock for treasury                         (12,435)         (1,084)
  Dividends paid                                                 (6,537)         (6,740)

  Net cash (used) provided by financing activities               (2,669)         19,556

Net Decrease in Cash and Cash Equivalents                       (23,825)         (2,778)
Cash and Cash Equivalents at Beginning of Period                 55,650          64,141

Cash and Cash Equivalents at End of Period                     $ 31,825        $ 61,363


Supplemental Disclosures of Investing and Financing Activities:
  Fair value of assets acquired                                $ 10,206        $   -
  Liabilities assumed                                             7,748            -

  Cash paid for acquisition                                    $  2,458        $   -

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                  10.
   For the quarter ended September 30, 1995      Stone & Webster, Incorporated

		Stone & Webster, Incorporated and Subsidiaries

	    Notes to Consolidated Financial Statements (Unaudited)

       (All dollar amounts, except per share amounts, are in thousands.)

(A) As discussed in the 1994 Annual Report to Stockholders, the Company changed its presentation of reporting gross earnings to a format reflecting total revenues, cost of revenues and selling, general and administrative expenses to be more consistent with industry practice, primarily in its engineering, construction and consulting business. As a result of these reclassifications, both total revenues, previously reported as gross earnings, cost of revenues and selling, general and administrative expenses increased by $143,831 and $417,151 for the third quarter and nine months ended September 30, 1994, respectively. In 1995, the Company further changed its reporting to present operating income (loss) and has reclassified profits on investment securities and dividend and interest income from revenues to a new caption - Other income (deductions). Certain other miscellaneous revenues were reclassified to operating costs. As a result of these reclassifications, total revenues decreased by $11,611 and $14,468, operating expenses decreased by $438 and $1,143, and other income (deductions) increased by $11,173 and $13,325, for the three and nine months ended September 30, 1994, respectively, with no effect on net income.

(B) Revenues and operating income (loss) by business segment were the following for the three and nine months ended September 30, 1995 and 1994:

					    Three Months        Nine Months
					Ended September 30, Ended September 30,
					  1995      1994      1995      1994

     Revenues
       Engineering, construction and
	 consulting services            $210,736  $185,876  $647,387  $551,311
       Cold storage and
	 related activities                5,331     4,547    15,989    12,419
       Other                               3,093     3,360     9,000    10,353

	 Total revenues                 $219,160  $193,783  $672,376  $574,083

     Operating income (loss)
       Engineering, construction and
	 consulting services            $  6,886  $ (1,757) $ 27,928  $(24,120)
       Cold storage and
	 related activities                1,825     1,497     6,002     3,870
       Other                                 520       298       744     1,097
					   9,231        38    34,674   (19,153)
       General corporate expenses         (2,119)   (1,827)   (8,091)   (7,207)
	 Total operating income (loss)  $  7,112  $ (1,789) $ 26,583  $(26,360)


Form 10-Q                                                                  11.
   For the quarter ended September 30, 1995      Stone & Webster, Incorporated

		Stone & Webster, Incorporated and Subsidiaries

	    Notes to Consolidated Financial Statements (Unaudited)

       (All dollar amounts, except per share amounts, are in thousands.)

(C) With respect to the legal actions referred to in Note M of the Company's Annual Report to Stockholders for the year 1994, several matters have been resolved. In May 1995, payment was made of $4,936 representing satisfaction of the judgment against a subsidiary of the Company. This payment did not affect 1995 operating results as a reserve had been established for this settlement in prior years. In the third quarter, a settlement was reached relating to environmental matters in which a charge of $2,500 was incurred, representing the amount of the settlement, net of insurance recoveries of $1,500. In another legal action taken to recover damages, attorney's fees and other monetary relief from insurance carriers, a settlement was reached in which $16,000 was received shortly after the end of the third quarter. This settlement, after reduction for current and deferred legal expenses of $8,780, was recognized as a gain of $7,220 in the third quarter of 1995. Although the Company continues to have possible liabilities related to environmental pollution, management believes, on the basis of its examination of these liabilities and other legal matters, including consultation with counsel, that neither current legal actions nor liabilities resulting from these, if any, would have a material adverse effect on the consolidated financial statements.

(D) In the third quarter of 1995, a subsidiary of the Company recorded a write-down of $6,500 in capitalized costs associated with purchased technology in a standardized, pre-certified design for nuclear power plants. The Company had originally estimated that this investment which commenced in 1993, would be recoverable from revenues generated over a three to five year period beginning at the end of 1995. Based on a number of external events that occurred in the third quarter, management has determined that it was unlikely that any revenues would be generated from the investment in the near term, necessitating a revaluation of the net realizable value of the investment.

(E) The Company had a valuation allowance of $14,084 at December 31, 1994 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at the end of the second quarter of 1995 was $13,432. The net change in the third quarter of 1995 was a decrease of $162, primarily due to the utilization of a foreign net operating loss carryfoward which was fully reserved, for a total valuation allowance of $13,270 at September 30, 1995. The valuation allowance at September 30, 1995 comprises $7,680 relating to the net operating loss carryforwards of several of the Company's foreign subsidiaries and $5,590 relating to state net operating loss carryforwards.

  Form 10-Q                                                                12.
    For the quarter ended September 30, 1995     Stone & Webster, Incorporated

		Stone & Webster, Incorporated and Subsidiaries

	    Notes to Consolidated Financial Statements (Unaudited)

       (All dollar amounts, except per share amounts, are in thousands.)

(F) In March 1994, the Corporation announced that its subsidiary, Stone & Webster Engineering Corporation, was taking a number of actions to further lower operating costs. These included the elimination of approximately 350 positions resulting in a first quarter 1994 pre-tax charge of $5,500 for severance costs, which decreased net income by $3,400, or $.23 per share. In the second and third quarters of 1994, the subsidiary had reductions of approximately 320 positions resulting in a pre-tax charge of $3,800 for severance costs, which decreased net income by $2,300, or $.15 per share. Severance payments of $6,468 of the $8,508 accrued balance at December 31, 1994 were made by Stone & Webster Engineering Corporation in the first nine months of 1995, leaving an accrued balance of $2,040. All amounts accrued relate to positions which were terminated as of December 31, 1994.

(G) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at September 30, 1995 and December 31, 1994 was $63,896 and $74,624, respectively, the amortized cost basis at September 30, 1995 and December 31, 1994 was $63,776 and $74,685, respectively, and the net unrealized holding gain (loss) at September 30, 1995 and December 31, 1994 was $120 and $(61), respectively.

(H) Land held for resale is stated at the lower of cost or estimated net realizable value and, in determining net realizable value, the Company uses independent appraisals and/or internal estimates which, among other things, include historical sales data, estimates of future sales prices and related transactional costs.

(I) Pension plan credits, which reduced operating costs, were $3,955 and $11,344 for the three and nine month periods of 1995 compared to $3,922 and $9,472 for the prior year. These credits increased net income by $2,419, or $.17 per share, and $6,938, or $.48 per share, for the three and nine month periods of 1995 and by $2,399, or $.16 per share, and $5,793, or $.39 per share for the prior year.

(J) On May 11, 1995, the shareholders approved a 1995 Stock Option Plan and a 1995 Stock Plan. Under the 1995 Stock Option Plan, key employees are eligible to receive options either as incentive stock options as defined under the Internal Revenue Code, or as nonqualified options to purchase shares of the Company's common stock. Non-employee directors only may be granted nonqualified options. The exercise price of any option granted under the Stock Option Plan may not be less than the fair market value as of the date of grant and such options may not be exercisable later than ten years from the date of grant. Nonqualified options to purchase 2,000 shares were granted to each non-employee director as of the effective date

 Form 10-Q                                                                 13.
   For the quarter ended September 30, 1995      Stone & Webster, Incorporated

		Stone & Webster, Incorporated and Subsidiaries

	    Notes to Consolidated Financial Statements (Unaudited)

       (All dollar amounts, except per share amounts, are in thousands.)

     of the Stock Option Plan and will be granted to each new non-employee director upon initial election or appointment to the Board of Directors. Thereafter on a yearly basis, nonqualified options to purchase 1,000 shares will be granted to each non-employee director. The total number of shares to be issuable under the Stock Option Plan may not exceed 750,000 shares. On May 11, 1995 and September 20, 1995, nonqualified options for 18,000 and 2,000 shares respectively, were awarded to non-employee directors at an exercise price of $30.25 and $36.25, respectively, nonexercisable for the first six months. On June 20, 1995, nonqualified options for 137,500 shares were awarded to designated key employees at an exercise price of $31.00, nonexercisable for the first three years. In the third quarter of 1995, options with respect to 27,000 shares terminated unexercised. These shares are available for future awards under the Plan. Under the 1995 Stock Plan, non-employee directors of the Company will receive grants of shares of common stock in payment of their annual retainer and may elect to receive director meeting fees in common stock. The total number of shares to be issued under the Stock Plan may not exceed 100,000 shares. As of July 1, 1995, each non-employee director became entitled to a number of shares equivalent to one-half of the annual retainer of $8.

(K) In August 1995, the Board of Directors of the Company authorized an increase in the share repurchase program from 1 million to 2.5 million shares of common stock in open market transactions at prevailing prices. The Company acquired 382,581 shares in the nine months ended September 30, 1995, bringing total purchases to 745,905 shares under this program. As of September 30, 1995, the Company had 14,226,750 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

(L) In the third quarter of 1995, a subsidiary of the Company acquired its partner's 50% interest in a real estate joint venture to facilitate a possible sale of the subsidiary. The subsidiary now wholly owns the entity, which is included in the consolidated financial statements. The assets, amounting to $10,206 related primarily to an office building and land, and liabilities, amounting to $7,748 related primarily to a mortgage loan. The net cash investment for this acquisition was $2,458. The Company had previously co-signed a note for the mortgage loan of the 50% owned joint venture. As a result of the acquisition of the joint venture, the mortgage loan is included in the Company's consolidated financial statements and the contingent liability has been removed.

(M) Profits on investment securities represents the sale of investment securities, which after income taxes resulted in net income of $6,449 or $.43 per share, for the three and nine months ended September 30, 1994. The cost of securities sold is determined by average cost.

(N) Earnings per share are based on the average number of shares outstanding during the periods.

 Form 10-Q                                                              14.
   For the quarter ended September 30, 1995   Stone & Webster, Incorporated

	      Stone & Webster, Incorporated and Subsidiaries

	  Notes to Consolidated Financial Statements (Unaudited)

     (All dollar amounts, except per share amounts, are in thousands.)

(O) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the explanatory notes in the Company's Annual Report to Stockholders.

     Interim results of operations are not necessarily indicative of the results for a full year.

Form 10-Q                                                               15
   For the quarter ended September 30, 1995   Stone & Webster, Incorporated

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

For the third quarter ended September 30, 1995, Stone & Webster reported net income of $4,984 or $.35 per share, compared to net income of $5,182 or $.35 per share, for the same period in 1994. The 1994 results included gains from the sale of investment securities of $6,449, or $.43 per share, and severance expense of $400, or $.03 per share. Operating income was $7,112, an increase of $8,901 from the third quarter of 1994, when the company had an operating loss of $1,789. Third quarter revenues increased 13 percent to $219,160.

The Company's net income for the first nine months of 1995 was $17,634, or $1.22 per share, compared to a net loss of $11,728 or $.78 per share, in the same period a year ago. The 1994 results included gains from the sale of investment securities of $6,449, or $.43 per share, and severance costs of $5,700, or $.38 per share. Operating income was $26,583 compared to an operating loss of $26,360. Revenues in the first nine months of 1995 were $672,376, an increase of 17 percent from $574,083 in the first nine months of 1994.

This is the third consecutive quarter that the Company has reported higher revenues and operating income than in the comparable period in the prior year. The Company's principal business segment - Engineering, Construction and Consulting - is continuing to experience significant improvement.

ENGINEERING, CONSTRUCTION AND CONSULTING
The Engineering, Construction and Consulting segment reported operating income of $6,886 for the third quarter ended September 30, 1995 compared to a loss of $1,757 for the same period last year. Third quarter revenues increased 13 percent to $210,736. For the nine month period, operating income was $27,928 compared to a loss of $24,120 in 1994 on a 17 percent improvement in revenues to $647,387. The improvement in revenues for both periods is primarily due to an increase in materials expenditures for clients where the Company is responsible for procuring such materials under contracts with its clients.

In the third quarter, a settlement was reached relating to environmental matters, in which a charge of $2,500 was incurred, representing the amount of the settlement, net of insurance recoveries of $1,500. In another legal

Form 10-Q                                                                16
   For the quarter ended September 30, 1995   Stone & Webster, Incorporated

	      Stone & Webster, Incorporated and Subsidiaries

		  Management's Discussion and Analysis of
	       Financial Condition and Results of Operations
		  (All dollar amounts are in thousands.)

Results of Operations (Continued)

action taken to recover damages, attorney's fees and other monetary relief from insurance carriers, a settlement was reached in which $16,000 was received shortly after the end of the third quarter. This settlement, after reduction for current and deferred legal expenses of $8,780, was recognized as a gain of $7,220 in the third quarter of 1995.

A subsidiary of the Company recorded a write-down of $6,500 in capitalized costs associated with purchased technology in a standardized, pre-certified design for nuclear power plants. The Company had originally estimated that this investment which commenced in 1993 would be recoverable from revenues generated over a three to five year period beginning at the end of 1995. Based on a number of external events that occurred in the third quarter, management has determined that it was unlikely that any revenues would be generated from the investment in the near term, necessitating a revaluation of the net realizable value of the investment.

Included in last year's third quarter and nine months results were pre-tax charges of $700 and $9,300, respectively, for severance costs associated with workforce reductions in the Company's largest subsidiary, Stone & Webster Engineering Corporation. The subsidiary continues to expect that approximately $35,000 of payroll-related cost savings will be realized in 1995 from staff reductions implemented throughout 1994. It is estimated that approximately $30,000 in payroll-related cost savings were realized in the first nine months of 1995, which helped contain the increase in cost of revenues and lowered selling, general and administrative expenses. The savings expected over the remainder of 1995 will not be in proportion to the savings experienced during the first nine months because the cost reduction actions initiated in the first nine months of 1994 resulted in reduced costs for the fourth quarter of 1994. The third quarter 1995 results continue to reflect the improvement in operating income experienced in the first half and are a result of a better balance of staffing and workload and improved contract execution. Operating income margins are running at a rate of 4.3 percent of revenues through nine months of 1995. The Process and Power business units continued to be strong during the first nine months of 1995, primarily due to increased international work in the Middle East and Pacific Rim. The Power business unit's performance was also strong in North America. New orders for the engineering, construction and consulting segment for the third quarter and first nine months of 1995 were $234,000 and $794,000, respectively, primarily from work in the Power and Process business units.
New orders for the third quarter of 1994 were $468,000. New orders for the first nine months of 1994 and backlog at September 30, 1994 were adversely affected due to the reduction of scope in the amount of $319,000 at a Tennessee Valley Authority plant during the first quarter of 1994.

Form 10-Q                                                                17
   For the quarter ended September 30, 1995   Stone & Webster, Incorporated

	      Stone & Webster, Incorporated and Subsidiaries

		  Management's Discussion and Analysis of
	       Financial Condition and Results of Operations
		  (All dollar amounts are in thousands.)

Results of Operations (Continued)

Backlog on September 30, 1995 was $1,688,000 compared to $1,437,000 on September 30, 1994 and $1,542,000 at year end.

COLD STORAGE AND RELATED ACTIVITIES
The Cold Storage segment reported operating income of $1,825 and $6,002 for the quarter and nine months of 1995 compared to $1,497 and $3,870 for the prior year periods. Revenues were up by 17 percent in the third quarter and 29 percent in the nine month period, due largely to increased demand for freezing services for food destined for export. Lower labor and other direct costs improved cold storage operating margins, resulting in substantially higher operating income compared to 1994.

OTHER
Operating income of the "Other" segment was $222 higher in the third quarter of 1995 compared to 1994 but decreased for the nine month period, from $1,097 in 1994 to $744 in 1995. This decrease was primarily due to the abandonment of two gas wells and the continued decrease in gas prices in the oil and gas operations. The decrease in the "Other" segment revenues for both periods in 1995 was also attributed to the decline in oil and gas activity due to the continuing decrease in gas prices. As previously announced, the Company is pursuing the sale of its real estate and oil and gas subsidiaries which comprise the "Other" business segment.

Pension plan credits, which reduced operating costs, were $3,955 and $11,344 for the three and nine month periods in 1995 compared to $3,922 and $9,472 for the same periods in the prior year. These credits increased net income by $2,419 or $.17 per share, and $6,938, or $.48 per share for the three and nine month periods in 1995 and by $2,399, or $.16 per share, and $5,793, or $.39 per share for the prior year. The increase in the pension credit for both periods in 1995 was primarily due to a change in the discount rate used to calculate the projected benefit obligation. Favorable asset performance in the past ten years is the primary reason that the pension plan is overfunded.

Other income (deductions) decreased during the third quarter and first nine months of 1995 because both prior year periods included pre-tax gains of $9,762 from the sale of investment securities.

The income tax provision (benefit) resulted in effective rates of 36 percent and 38 percent for the third quarter and nine months ended September 30, 1995, respectively, and 38 percent and (26 percent) for the third quarter and nine months ended September 30, 1994, respectively. The effective tax rate for the nine months ended September 30, 1995 was higher than the U. S. statutory rate primarily due to state income taxes which accounted for a 3 percent increase,

Form 10-Q                                                                18
   For the quarter ended September 30, 1995   Stone & Webster, Incorporated

	      Stone & Webster, Incorporated and Subsidiaries

		  Management's Discussion and Analysis of
	       Financial Condition and Results of Operations
		  (All dollar amounts are in thousands.)

Results of Operations (Continued)

net of federal benefit. The effective tax rate for the three months ended September 30, 1994 was higher than the U. S. statutory rate primarily due to foreign taxes which are based on gross receipts and accounted for a 4 percent increase in the effective tax rate recorded. The effective rate (benefit) for the nine months ended September 30, 1994 was lower than the U. S. statutory rate primarily due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts which accounted for a 3 percent reduction in the effective tax rate (benefit) recorded. State income taxes, net of federal benefit, also impacted the effective rate by 2 percent for the nine months ended September 30, 1994.

Financial Condition

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, decreased by $23,825 during the first nine months of 1995. Net cash used by operating activities of $7,318 reflected increases in accounts receivable and costs and revenues recognized in excess of billings primarily resulting from increased business activity. The increase in accounts receivable includes $17,200 of receivables related to insurance recoveries on legal settlements. Cash outlays for amounts previously included in accrued liabilities include $4,936 representing satisfaction of a judgment in a lawsuit and severance payments of $6,468. These items were partially offset by net cash provided by income from operations and increases in accounts payable for expenditures related to job materials and equipment and increases in billings in excess of costs and revenues recognized due to the timing of billing milestones on lump sum jobs compared with the timing of costs incurred. In addition, other assets decreased due to a reduction in deferred legal costs and the write-down of capitalized costs. Severance payments of $6,468 of the $8,508 accrued balance at December 31, 1994 were made by Stone & Webster Engineering Corporation in the first nine months of 1995, leaving an accrued balance of $2,040 which will be funded from cash on hand and temporary investments. Net cash used by investing activities of $13,838 primarily reflects purchases of fixed assets related to expenditures for the construction of a paper fiber recycling plant and the purchase of a joint venture. The recycling plant is a development type project in which a subsidiary of the Company, holds an ownership interest. Net cash used by financing activities of $2,669 is primarily due to repayments of long-term debt, purchases of common stock for treasury as explained in Note K to the consolidated financial statements and dividends paid, offset in part by proceeds from long-term debt representing construction loans to finance the paper fiber recycling plant previously discussed.

Form 10-Q                                                                19
   For the quarter ended September 30, 1995   Stone & Webster, Incorporated

	      Stone & Webster, Incorporated and Subsidiaries

		  Management's Discussion and Analysis of
	       Financial Condition and Results of Operations
		  (All dollar amounts are in thousands.)

Financial Condition (Continued)

The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $26,921, all of which were available at September 30, 1995. The Company and its subsidiaries have obtained financing for their real estate operations and the construction of a paper fiber recycling plant. A subsidiary of the Company owns a 94.3 percent interest in a limited partnership for construction of this plant. The cost of the plant, which is collateral for the construction loan, is expected to be $65,000. Upon completion of construction, which is expected to be December 1995, the construction loans will be paid by term debt of $48,750 and the partners will make an equity investment of $16,250, of which the subsidiary of the Company's share is $15,324. The Company's share will be funded by cash on hand and temporary investments. The Company intends to pursue additional development projects such as this, which will involve additional equity investments.

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

In October 1995, the Financial Accounting Standards Board issued statement No. 123 - Accounting for Stock - based Compensation, which is effective for the fiscal years ending after December 15, 1996. The Company is presently analyzing this new accounting standard and believes that it would not have a material impact on the Company's financial position or results of operations.