Form 10-K405
period 1995-12-31
STONE & WEBSTER INC
filed 1996-03-19
CIK 94601

                         FORM 10 - K

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

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

Form 10-K 1995                          Stone & Webster, Incorporated

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

     $415,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of January 31, 1996.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock: 13,758,162 shares as of January 31, 1996.

     The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

     Part                Document

     III                 Proxy Statement in connection with the
                         registrant's 1996 Annual Meeting of
                         Shareholders

Form 10-K 1995                               Stone & Webster, Incorporated

                           PART I
Item 1.  Business.

          Registrant was incorporated as a Delaware corporation in 1929. Registrant, through its subsidiaries, is principally engaged in providing professional engineering, construction and consulting services. The Stone & Webster organization also owns cold storage warehousing facilities in Atlanta and Rockmart, Georgia; owns and operates the Stone & Webster office buildings in Boston, Massachusetts, Cherry Hill, New Jersey, and Houston, Texas; and develops, takes ownership interests in and operates projects for which it may provide engineering, construction and other services. Services of the nature inherent in these businesses are provided to clients and customers.

          The information relating to the business segments of the registrant required by this Item is filed herewith under "Business Segment Information" of the Financial Information section included in Appendix A to this report. This information indicates the amounts of revenues from sales to unaffiliated customers (from which percentage of revenues information is available), operating income and identifiable assets attributable to the registrant's industry segments for the three years ended December 31, 1995. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed herein in Appendix A.

     Engineering, Construction and Consulting Services

          Registrant, through its subsidiaries, provides complete engineering, design, construction and full environmental services for power, process, governmental, industrial, transportation and civil works projects. It also constructs from plans developed by others, makes engineering reports and business examinations, undertakes consulting engineering work, and offers information management and computer systems expertise to clients. It also offers a full range of services in environmental engineering and sciences, including complete execution of environmental projects. It remains active in the nuclear power business, for utility and governmental clients, and continues to undertake a significant amount of modification and maintenance work on existing nuclear power plants. In addition, it offers advanced computer systems development services and products in the areas of plant scheduling, information systems, systems integration, computer-aided design, expert systems, and database management. It also develops projects in which registrant or its subsidiaries may take an ownership position and for which other subsidiaries may provide engineering, construction, management and operation and maintenance services. Such projects have included those in the power, pulp and paper, and other industries. Comprehensive management consulting and financial services are also furnished for business and industry, including public utility, transportation, pipeline, land development, petroleum and manufacturing companies, banking and financial institutions and government agencies, and appraisals are performed for industrial companies and utilities.

Form 10-K 1995                          Stone & Webster, Incorporated

          During 1994, the registrant's engineering, construction and consulting services segment modified its approach to its market and strengthened its strategic plan by implementing a new organizational structure. This organizational structure established four "Global Business Units" (GBU) responsible for marketing and executing projects within a sector on a worldwide basis. Each GBU also is accountable for achieving goals established for that market sector. These four GBUs are in the power, process, government and industrial sectors. The new structure enables the registrant to capitalize on its international relationships, experience and abilities. Where appropriate, lump sum, turnkey contracts will be employed as a means of providing comprehensive services. Registrant's engineering, construction and consulting business segment will continue to focus on its strengths involving technology, for example, in advanced applications in both refinery and ethylene process work and in development of expert systems. In addition, registrant's development activities will continue to involve projects in which registrant's subsidiaries will hold equity investments while at the same time providing engineering, construction and plant operations opportunities for other units in the organization.

          Projects which may be wholly or jointly owned and operated are being developed. Most projects include opportunities for other subsidiaries of registrant to provide engineering, construction and management services. Projects being developed are in the power, pulp and paper, and other industries.

     Cold Storage Services

          Modern public cold storage warehousing, blast-freeze and other refrigeration and consolidation services are offered in the Atlanta, Georgia, metropolitan area to food processors and others at three facilities with approximately 21.1 million cubic feet of freezer and controlled temperature storage space, including a facility in Rockmart, Georgia which has approximately 3.5 million cubic feet of freezer and controlled temperature storage space.
     In view of increased demand for services relating to food exports this subsidiary's strategic plans resulted in the construction of additional blast-freezing cells in 1995. During 1995, plans were announced to expand the Rockmart facility by the addition of 3.7 million cubic feet of fully racked freezer space, which will bring total capacity at the location to over 7 million cubic feet of space. Construction is expected to be completed in the second quarter of 1996. Offices and processing areas are leased to customers. Comprehensive freezer services are offered to customers. The Rockmart site has sufficient land to allow for future expansion and to make additional space available to food processors. In addition, the facility features direct loading of product onto distribution trucks from railroad cars delivered on two railroad lines which serve the Rockmart plant.

Form 10-K 1995                          Stone & Webster, Incorporated

     Other

          During 1995, registrant sold all of its natural gas and oil properties and interests. It also sold its interests in a large corporate office and business center in Tampa, Florida, in late 1995.

Form 10-K 1995                          Stone & Webster, Incorporated

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

    The registrant's backlog information is calculated on the basis of the total value to the registrant's subsidiaries of all services to be rendered under the available contracts plus the value of equipment, material, services and subcontracts for which the contracting subsidiary has overall technical and commercial responsibility. The following backlog information is provided as of December 31, 1995 and December 31, 1994.

Form 10-K 1995                          Stone & Webster, Incorporated

          The registrant's engineering subsidiaries' backlog as of December 31, 1995 amounted to $1,917.0 million in comparison to $1,541.8 million as of December 31, 1994. New work awards in 1995 were $1,209.1 million, approximately 33% of which came from
     contract awards in the process sector.   Although the majority of
     the subsidiaries' contracts may be reduced or cancelled by the client at any time, significant reductions in scope are unusual.

Form 10-K 1995                         Stone & Webster, Incorporated

          The backlog at December 31, 1995 includes $251.0 million for contracts won, but still under final negotiation.

          Approximately 52% of the total backlog as of December 31, 1995 is expected to be realized within the next year.

          In addition, approximately 37% of the December 31, 1995 backlog amount is from contracts with international clients.

                           BACKLOG
      Engineering, Construction and Consulting Services
                       (in Millions of Dollars)

 As of            New        Changes         Revenue           As of
12/31/94          Work       In Scope       Recognized*       12/31/95
$1,541.8       $1,209.1     $   135.4       ($  969.3)        $1,917.0

          *Revenue Recognized reflects revenues of the engineering construction and consulting segment.

          Backlog figures in the cold storage industry are not provided since, in the registrant's opinion, such information is not necessarily meaningful because of the nature of the food processing, storage and distribution business where repetitive services of short duration are the norm.

     Clients

          Although registrant's subsidiaries in the engineering, construction and consulting services segment have numerous clients and registrant historically has not had a continuing dependence on any single client, one or a few clients has in the past and may in the future contribute a substantial portion of the registrant's consolidated revenues in any one year or over a period of several consecutive years due to the size of major engineering and construction projects. The registrant's business is not necessarily dependent upon sustaining, and the registrant does not necessarily expect to sustain in future years, the level of revenues contributed by particular clients in any given year or period of consecutive years. Once the subsidiary commences work on a particular project, it is unlikely that the client would terminate the involvement of the subsidiary prior to completion of the project, unless the project itself is cancelled or postponed. Historically the registrant's subsidiaries have provided ongoing services to clients following completion of major projects for them. Nonetheless, the registrant must obtain new engineering and construction projects, whether from existing clients or new clients, in order to generate revenues in future years as existing projects are completed.


            Consequently, the registrant has not considered the names of clients to be material to investors' understanding of the registrant's business taken as a whole. Prior to 1994, the registrant reported this information on the basis of gross

     Form 10-K 1995                     Stone & Webster, Incorporated

     earnings (revenues less direct costs). Stated in terms of total revenues (as described under Backlog, above), which is consistent with registrant's financial reporting in this report, Tennessee Valley Authority, which has been and continues to be a significant client, accounted for approximately 22%, 18% and 13% of consolidated revenues for 1993, 1994 and 1995, respectively. In addition, in 1994 Indianapolis Power and Light Company contributed 11% of consolidated revenues.

Form 10-K 1995                        Stone & Webster, Incorporated

          The cold storage and related activities segment had no client who accounted for 10% or more of consolidated revenues in 1993, 1994, or 1995.

     Environmental Compliance

          Compliance by registrant and its subsidiaries with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had, and is expected to have, no material adverse effect upon the capital expenditures, earnings and competitive position of registrant and its subsidiaries. Also see Note (L) to the consolidated financial statements as set forth under "Notes to Consolidated Financial Statements" of the Financial Information section filed herewith in Appendix A to this report.

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

     Employees

          The registrant and its subsidiaries had approximately 5,000 regular employees as of December 31, 1995. In addition, there are at times several thousand craft employees employed on projects by subsidiaries of registrant. The number of such employees varies in relation to the number and size of the projects actually undertaken at any particular time.

Form 10-K 1995                         Stone & Webster, Incorporated

             Executive Officers of the Registrant.

Name                   Age     Position Held             Held Since

H. Kerner Smith        51      President and               2/12/96
                               Chief Executive Officer
                               Director

Edward J. Walsh        44      Executive                   8/15/95
                               Vice President
                               Director                    8/31/95

Jeremiah P. Cronin     52      Executive
                               Vice President              3/1/95

Daniel P. Levy         47      Corporate Controller        7/19/95

Peter F. Durning       57      Secretary                   7/20/94


          Each of the executive officers listed above has held executive or administrative positions with the registrant or one or more of its subsidiaries for at least the last five years, except that Mr. Smith, who joined the registrant in February 1996, had been President and Chief Executive Officer of Deutsche Babcock Technologies, Inc. and a managing director of Deutsche Babcock A G during the last five years, Mr. Cronin, who joined the registrant in 1995, had been Vice President-Finance and Chief Financial Officer of Crane Co. since 1989, and Mr. Levy, who joined the registrant in 1995, had been Vice President, Finance and Administration, of Huttig Sash & Door Co. since 1991.

          Each officer was elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Stockholders and until his successor is duly elected and qualified, except that Mr. Levy was appointed to his office by the Board of Directors. The next Annual Meeting of Stockholders is scheduled to be held May 9, 1996.


Item 2.  Properties.

          The important physical properties of registrant and its subsidiaries are as follows:

          A. A 14 story office building with approximately 800,000 square feet of office space at 245 Summer Street, Boston, Massachusetts, which serves as engineering headquarters for the organization and is approximately 60% occupied by registrant's subsidiaries with the balance held for rental to others.

          B. An 8 story office building with approximately 140,000 square feet of office space at 51 Sleeper Street, Boston, Massachusetts, which is held for rental to others.

Form 10-K 1995                          Stone & Webster, Incorporated

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

          F. A 50 megawatt electrical co-generation plant in Binghamton, New York, in which a subsidiary owns a 33% interest.

          G. A 200 ton per day paper fiber recycling plant in Auburn, Maine, in which a subsidiary owns a 94.3% interest.

          H. A plant for the production of oriented strand board currently under construction in Miramichi, New Brunswick, Canada, in which a subsidiary owns a 10.42% interest.

          Except as specified above, all of the properties listed above are owned in fee by subsidiaries of the registrant. In addition to the foregoing, registrant and its subsidiaries occupy office space in various cities, in premises leased from others for varying periods - both long and short term - the longest of which extends to 2008.

Item 3.  Legal Proceedings.

               (a) Stone & Webster Engineering Corporation ("SWEC"), a subsidiary of the registrant, has been named as a defendant, along with numerous other defendants, in a number of complaints which seek damages arising out of alleged personal injuries and/or wrongful death due to exposure to asbestos products negligently utilized by the defendants.

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

Form 10-K 1995                          Stone & Webster, Incorporated

               (b) Stone & Webster Engineering Corporation provided engineering services to Vista Chemical Company ("Vista") at ts Westlake, Louisiana chemical plant. In 1991, Vista

Form 10-K 1995                          Stone & Webster, Incorporated

          filed suit against another company and SWEC, contending that the engineering work performed by SWEC was performed late and not in accordance with the standards of professional practice. Vista is seeking to recover costs incurred to complete the project in excess of the original estimate, certain costs that it incurred to operate the plant, and lost profits from its operations, but it has not specified in writing the total amount of damages it is seeking. SWEC has denied the material allegations contained in the plaintiff's petition. SWEC believes that it has valid factual and legal defenses to the claims asserted and that limitation of liability provisions in the engineering contracts limit the amount of recoverable damages in this case to the proceeds from insurance with the limits specified in the contracts, plus compensation received by SWEC for its work under the contracts. In the latter part of 1994, SWEC, after consultation with counsel, determined that it is probable that it has some liability in this action and that it has a reasonable estimate of liability of $5,000,000. It is probable that any liability in excess of $5,000,000 would be covered by insurance. Consistent with such determination and as stated in Note (L) to the consolidated financial statements filed herewith, SWEC expensed $3,800,000 and $1,200,000 in 1994 and 1993, respectively, in connection with this matter.

               (c) Registrant and two of its subsidiaries have been named as defendants, along with another company, in one pending legal action brought in January 1994 by Blackstone Valley Electric Company in the United States District Court for the District of Massachusetts, and have received other claims from private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These matters relate to business activities which took place generally in the first half of this century. No governmental authority has sought similar redress from registrant or its subsidiaries (except in the case of one subsidiary in limited connection with claims made primarily with respect to clients of that subsidiary) nor has the registrant been found to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, registrant and its subsidiaries believe that they have valid legal defenses to such action and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

                    Registrant and one subsidiary are plaintiffs in a separate action to recover damages, attorneys' fees and other monetary relief from certain of their insurance carriers in connection with such matters. No recognition has been made in the financial statements for any potentially recoverable amounts.

Form 10-K 1995                          Stone & Webster, Incorporated

               (d) Also see Note (L) to the consolidated financial statements as set forth under "Notes to Consolidated
          Financial Statements" of the Financial Information section filed herewith in Appendix A to this report.

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

Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          The information required by Item 7 is filed herewith under "Management's Discussion and Analysis" of the Financial
     Information section included in Appendix A to this report.

Item 8.  Financial Statements and Supplementary Data.

          The information required by Item 8 is filed herewith under the Consolidated Financial Statements of Stone & Webster,
     Incorporated and Subsidiaries together with the report of Coopers & Lybrand L.L.P. dated February 20, 1996 of the Financial
     Information section included in Appendix A to this report.

Item 9.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure.

          Not applicable.

Form 10-K 1995                           Stone & Webster, Incorporated

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

          See also the section captioned "Executive Officers of the Registrant" under Item 1 of Part I herein.

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

Form 10-K 1995                          Stone & Webster, Incorporated

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule, and
          Reports on Form 8-K.

  (a)  Documents filed as part of the report:

     1.  Financial Statements and Financial
           Statement Schedule

          The following items appear in the Financial Information
section included as Appendix A to this report:

           Management's Discussion and Analysis

           Financial Statements:

              Consolidated Statements of Operations for the Three
                Years Ended December 31, 1995
             Consolidated Balance Sheets as at December 31,
               1995 and 1994
             Consolidated Statements of Shareholders' Equity
               for the Three Years Ended December 31, 1995
             Consolidated Statements of Cash Flows for the
               Three Years Ended December 31, 1995
           Summary of Significant Accounting Policies
           Notes to Consolidated Financial Statements
             Selected Financial Data
           Market and Dividend Information
           Report of Management
           Business Segment Information

           Financial Statement Schedule:

            Financial Statement Schedule for the Three
                 Years Ended December 31, 1995:

                II. Valuation and Qualifying Accounts

           Report of Independent Accountants

Form 10-K 1995                          Stone & Webster, Incorporated


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

        (4) Instruments defining the rights of security holders, including indentures - As of December 31, 1995, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $74,677,000 principally in connection with mortgages relating to real property for two subsidiaries' office buildings, for the construction of a paper fiber recycling plant of a limited partnership in which a subsidiary owns a 94.3% interest, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed
             10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

Form 10-K 1995                          Stone & Webster, Incorporated

      (10) Material contracts -

          (a) The Restricted Stock Plan of Stone & Webster, Incorporated, approved by the Stockholders of registrant in 1976, as amended and approved by the Stockholders of registrant in 1988, and the form of grant under the Restricted Stock Plan (incorporated by reference to Exhibit (10)(a) to registrant's Form 10-K for the fiscal year ended December 31, 1988).

          (b)  1995 Stock Option Plan of Stone & Webster,
               Incorporated (incorporated by reference to Exhibit 4-b to the registrant's Registration Statement on Form S-8 filed on June 22, 1995 (File No. 33-60489)).*

          (c) 1995 Stock Plan for Non-Employee Directors of Stone & Webster, Incorporated (incorporated by reference to Exhibit 4-b to the registrant's Registration Statement on Form S-8 filed on June 22, 1995 (File No. 33-60483)).*

          (d) Forms of agreements between registrant and eleven(11) officers of registrant and its subsidiaries, entered into as of September 1, 1995, relating to certain employment arrangements that would become operable only in the event of a "change of control" (as defined in the agreements) and that would have a potential aggregate cost to registrant (assuming compensation levels of September 1, 1995) if triggered as provided in the agreements of less than $5 million (incorporated by reference to Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 1995).*

          (e) The following forms of agreements with H. Kerner Smith relating to employment with registrant as President and Chief Executive Officer: a form of Employment Agreement filed herewith as Exhibit (10) (e)(i); a form of Change of Control Employment Agreement filed herewith as Exhibit 10 (e)(ii); and a form of Stock Option Grant filed herewith as Exhibit 10 (e)(iii). *

      (21) Subsidiaries of the registrant.

      (23) Consent of Independent Accountants.

      (27) Financial Data Schedule.

 ______________

* Exhibits 10 (b) through (e) are compensatory plans, contracts and arrangements in which directors and certain executive officers participate.

Form 10-K 1995                          Stone & Webster, Incorporated


(b)      Reports on Form 8-K

          Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report:

   Date of Form 8-K           Description

   October 19, 1995           Submitted under Item 5, Other
                              Events, reporting the text of a
                              resolution approved by the Board of
                              Directors of registrant to the
                              effect that the Board is not
                              evaluating any offers for the
                              registrant and is not seeking a sale
                              or merger of the registrant.

   December 8, 1995           Submitted under Item 5, Other
                              Events, the text of registrant's
                              Press Release dated December 4, 1995
                              relating to an agreement to sell
                              commercial real estate business in
                              Tampa, Florida, and the resulting
                              impact on earnings for the fourth
                              quarter of 1995.

Form 10-K 1995                                  Stone & Webster, Incorporated

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  STONE & WEBSTER, INCORPORATED

                       By

                         JEREMIAH P. CRONIN
                         Jeremiah P. Cronin
                         Executive Vice President
                         (Duly Authorized Officer and
                         Chief Financial Officer)



                         DANIEL P. LEVY
                         Daniel P. Levy
                         Corporate Controller
                         (Principal Accounting Officer)

Date: March 8, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 8, 1996            H. KERNER SMITH
                         H. Kerner Smith
                         President and Chief Executive Officer
                         Director



        "                EDWARD J. WALSH
                         Edward J. Walsh
                         Executive Vice President
                         Director



        "                KENT F. HANSEN
                         Kent F. Hansen
                         Chairman of the Board
                         Director



        "                 WILLIAM L. BROWN
                          William L. Brown
                          Director

Form 10-K 1995                          Stone & Webster, Incorporated


March 8, 1996           FRANK J. A. CILLUFFO
                        Frank J. A. Cilluffo
                        Director




        "               DONNA R. FITZPATRICK
                        Donna R. Fitzpatrick
                        Director




        "               ELVIN R. HEIBERG III
                        Elvin R. Heiberg III
                        Director




        "               JOHN A. HOOPER
                        John A. Hooper
                        Director




        "               J. ANGUS MCKEE
                        J. Angus McKee
                        Director




        "               BERNARD W. REZNICEK
                        Bernard W. Reznicek
                        Director




        "               KENNETH G. RYDER
                        Kenneth G. Ryder
                        Director

Form 10-K 1995                                     Stone & Webster, Incorporated




APPENDIX A
STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION APPENDIX

									   Page

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                      A-2

Financial Statements:

	Consolidated Statements of Operations for the Three Years Ended
		December 31, 1995                                           A-9
	Consolidated Balance Sheets as at December 31, 1995 and 1994        A-10
	Consolidated Statements of Shareholders' Equity for the Three Years
		Ended December 31, 1995                                     A-12
	Consolidated Statements of Cash Flows for the Three Years
		Ended December 31, 1995                                     A-13
Summary of Significant Accounting Policies                                  A-14
Notes to Consolidated Financial Statements                                  A-15
Selected Financial Data and Market and Dividend Information                 A-25
Report of Management                                                        A-26
Business Segment Information                                                A-27

Financial Statement Schedule:

	Financial  Statement Schedule for the Three Years
		Ended December 31, 1995:
		       II - Valuation and Qualifying Accounts               A-28

Report of Independent Accountants                                           A-29

		 Stone & Webster, Incorporated and Subsidiaries


		      MANAGEMENT'S DISCUSSION AND ANALYSIS

	(All dollar amounts, except per share amounts, are in thousands.)

RESULTS OF OPERATIONS

As discussed in the 1994 Annual Report to Shareholders, the Company changed its reporting format and now reports revenue instead of gross earnings to be more consistent with industry practice. Engineering, Construction and Consulting revenue represents billings for the total value of all services including plant, equipment, materials and subcontractors for which the engineering companies are contractually responsible. In 1995, the Company further changed its reporting to present Operating Income (Loss) and has reclassified profits on investment securities and dividend and interest income to Other Income (Deductions) from Revenue. (See Note A to the Consolidated Financial Statements.)

1995 COMPARED WITH 1994

The Company had consolidated net income of $1.04 per share in 1995 compared with a net loss of $.52 per share in 1994, an increase of $1.56 per share. Revenue increased to $1,002,819 from $779,255 due to significantly improved performance in the Company's core Engineering, Construction and Consulting segment. Operating income was $35,041 in 1995 compared with an operating loss of $42,097 in 1994 reflecting both improved revenue performance and the effect of the restructuring and expense reduction actions taken in 1994. Net income was $14,880 compared with a net loss of $7,807 in 1994.

As a continuation of the Company's announced strategy of divesting non-core and underperforming assets, the Company sold its Real Estate Development and Oil and Gas Production businesses. These transactions resulted in an after-tax loss of $.52 per share in the fourth quarter of 1995. The 1994 results include a loss of $.84 per share due to severance and restructuring costs and a gain of $1.42 per share on sale of investment securities.

Components of earnings per share in 1995 and 1994 were:

--------------------------------------------------------------------------------
							    1995           1994
--------------------------------------------------------------------------------
Earnings per share before special items                   $ 1.04         $(1.64)
Severance                                                     --          (0.84)
Pension related items                                       0.52           0.54
Asset divestitures                                         (0.52)          1.42
--------------------------------------------------------------------------------
Earnings per share                                        $ 1.04         $(0.52)
--------------------------------------------------------------------------------

RESTRUCTURING ACTIONS - 1995 AND 1994

Throughout 1994, the Company took actions to reduce staff levels and operating expenses and to achieve a better balance of workload and staffing. In addition, the Company established a new organizational structure in which Global Business Units are responsible for achieving goals in a market sector on a worldwide basis. In connection with the organizational structure adopted in 1994, the Company incurred $20,341 of severance expenses for the elimination of approximately 1,000 positions. The payroll-related cost savings realized in 1995 from these reductions were approximately $35,000. No significant staff adjustments were taken in the Engineering, Construction and Consulting segment in 1995 other than those associated with the normal start up and completion of projects or with normal staff reassignments.

In 1995, a voluntary Incentive Retirement Program was offered to and accepted by employees of the parent company, Stone & Webster, Incorporated. These employees, as a group, had not been eligible for earlier incentive retirement plans. The Company incurred costs of $2,315 in connection with this program. The effects of this program will be to reduce parent company staff by approximately 30 percent and expenses annually by $2,000. The early retirements under this program will generally be effective on March 1, 1996.

ENGINEERING, CONSTRUCTION AND CONSULTING SEGMENT

--------------------------------------------------------------------------------
									 Percent
				    1995         1994    Incr/(Decr) Incr/(Decr)
--------------------------------------------------------------------------------
Revenue                        $ 969,284    $ 748,614     $ 220,670          29%
Operating Income (Loss)           38,941      (37,709)       76,650          --
Operating Margin                     4.0%        (5.0)%
Identifiable Assets            $ 595,699    $ 492,650     $ 103,049          21%
--------------------------------------------------------------------------------

Late in 1994, the Company's principal segment was reorganized to establish four Global Business Units serving different sectors of the market for Engineering, Construction and Consulting services. The four Global Business Units established under the 1994 restructuring are responsible for marketing and executing projects within the Power, Process, Government and Industrial business sectors on a worldwide basis. Each Global Business Unit has been held accountable for achieving marketing and profitability plans in its sector. The improved performance in 1995 is a direct result of the improved marketing focus and accountability provided by the new organizational structure.

				    A-2

		 Stone & Webster, Incorporated and Subsidiaries


		      MANAGEMENT'S DISCUSSION AND ANALYSIS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------


New orders (net of cancellations) for 1995 improved over 1994 by 72%. The new order rate was sufficiently strong to allow both a 29% increase in revenue and a substantial increase in backlog. Revenue, new orders and backlog in 1995 and 1994 were:

--------------------------------------------------------------------------------
				      1995              1994          % Increase
--------------------------------------------------------------------------------
Beginning backlog               $1,541,800         $1,509,700          --
New orders                       1,344,500            780,700          72%
Revenue                           (969,300)          (748,600)         29%
--------------------------------------------------------------------------------
Ending backlog                  $1,917,000         $1,541,800          24%
--------------------------------------------------------------------------------

The revenue increase reflects an increase of $14,886 for domestic and $205,784 for export and international projects. Increases in international work were largely in the Power business unit. The domestic and international mix of work in 1995 and 1994 was:

--------------------------------------------------------------------------------
								     % Increase/
					       1995          1994     (Decrease)
--------------------------------------------------------------------------------
United States - domestic                   $629,379      $614,493       2%
United States - export                      111,486        50,893     119%
International                               228,419        83,228     174%
--------------------------------------------------------------------------------
Total export and international              339,905       134,121     153%
--------------------------------------------------------------------------------
Total engineering revenue                  $969,284      $748,614      29%
--------------------------------------------------------------------------------
Percent export and international                 35%           18%
--------------------------------------------------------------------------------

All of the Global Business Units achieved increases in revenue in 1995. The effectiveness at both generating revenue and building backlog reflects the improved market focus of the Global Business Units and their ability to concentrate the necessary technical and management resources on both proposal opportunities and contract execution. Major improvements in orders and revenue in 1995 were in the domestic and international power sectors and in the domestic process market. New orders in 1995 by business unit were:

				  [PIE CHART]

Power                    47%
Process                  30%
Government               15%
Industrial                8%

Engineering, Construction and Consulting operating income improved to $38,941 from 1994's operating loss of $37,709, an improvement of $76,650. The turnaround in the Company's core business is due to:

   Reduced indirect and overhead cost structures.

   Improved revenue performance, enabling fuller utilization of engineering staff and a better balance of staffing with workload.

   Increased management focus on profitability - particularly at the business unit and contract execution level.

A year-to-year comparison of operating margins, adjusting for pension income and one-time expenses or income is shown below:

------------------------------------------------------------------------------
							   1995           1994
------------------------------------------------------------------------------
Revenue                                               $ 969,284      $ 748,614
------------------------------------------------------------------------------
Operating Income (Loss) - as reported                $   38,941      $ (37,709)
------------------------------------------------------------------------------
Deduct (add):
   Pension related items                                 14,206         12,946
   Severance                                                 --        (20,341)
   Net recovery of insurance claim                        7,220             --
   Write-down of technology investment                   (6,500)            --
   Provision for settlement of lawsuits                  (2,500)        (4,700)
------------------------------------------------------------------------------
Operating Income (Loss) - adjusted                   $   26,515      $ (25,614)
------------------------------------------------------------------------------
Operating Margin - as reported                              4.0%          (5.0)%
Operating Margin - adjusted                                 2.7%          (3.4)%
------------------------------------------------------------------------------

Several nonrecurring items affected Engineering, Construction and Consulting operating income in 1995. In the third quarter, a settlement of $16,000 was obtained in an action taken to recover damages, attorneys' fees and other monetary relief from insurance carriers. This settlement, after deduction for current and deferred legal expenses, was recognized as a gain of $7,220 in the third quarter. The Company settled two contract-related lawsuits in 1994 for $900 and expensed $3,800 in anticipation of a loss on another contract-related suit. A settlement was reached in the third quarter of 1995 relating to environmental matters for which a charge of $2,500 was incurred, representing the amount of the settlement net of cash received from insurance recoveries of $1,500.

Also in the third quarter, the Company recorded a write-down of $6,500 in capitalized costs associated with purchased technology in a standardized, pre-certified design for nuclear power plants. The Company had originally estimated that this investment, which began in 1993, would be recoverable from revenue generated over the period 1995-2000. Based on a number of external events occurring in the third quarter that reduced the potential market for this technology, management determined that it would be unlikely that any revenue would be generated from this investment in the near term, necessitating a revaluation of the net realizable value of the asset.



				    A-3

		 Stone & Webster, Incorporated and Subsidiaries


		      MANAGEMENT'S DISCUSSION AND ANALYSIS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------


COLD STORAGE SEGMENT

------------------------------------------------------------------------------
								       Percent
			       1995         1994    Incr/(Decr)    Incr/(Decr)
------------------------------------------------------------------------------
Revenue                     $21,188      $17,280    $3,908          23%
Operating Income              7,783        5,927     1,856          31%
Operating Margin               36.7%        34.3%
Identifiable Assets         $35,143      $35,798    $(655)          (2)%
------------------------------------------------------------------------------

Revenue from Cold Storage and related activities increased by 23% in 1995 to $21,188 from $17,280 in 1994. Revenue increased due to higher demand for services relating to food exports and to increased reliance, by food processors, on cold storage logistics services. The Cold Storage segment offers extensive logistics services including freight consolidation and stock rotation that enable it to compete effectively with other organizations offering only refrigerated warehouse space. Additional blast freezing capacity was added in 1995. Operating margins improved on the higher volume. Since much of the cost of the cold storage operation is related to capacity, as additional volume is generated, the margin rate improves. Full utilization of existing capacity was reached at several points during 1995.

Due to additional demand for services from frozen food manufacturers and poultry producers, in the fourth quarter of 1995, a decision was made to add 3.7 million cubic feet of capacity at the Company's most modern facility in Rockmart, Georgia. This capacity is currently under construction and will be available for commercial use in the second quarter of 1996. The cost of adding this capacity will be approximately $8,000 and will be funded from operations. Additional freezing capacity, when added, will use the most current energy efficient construction and cooling processes; therefore, as capacity is added, the average cost of the capacity declines.

OTHER SEGMENT AND GENERAL CORPORATE EXPENSES

The Other segment consists of the Oil and Gas Production and Real Estate Development businesses, both of which were divested in the fourth quarter of 1995. Revenue from this segment declined to $12,347 in 1995 from 1994 revenue of $13,361. Operating income improved from $395 in 1994 to $1,244 in 1995. The 1994 operating income included a write-off of goodwill of $862 in an Oil and Gas subsidiary.

General Corporate expenses increased by $2,217 from 1994. This increase was due primarily to the one-time cost associated with implementing the Incentive Retirement Program. (See Note Q to the Consolidated Financial Statements.)

ASSET DIVESTITURES

In 1994, the Company announced the planned divestiture of several non-core and underperforming assets with the intent of focusing on the Engineering, Construction and Consulting segment. For 1994, the Company reported a gain on the sale of investment securities of $32,102 and dividends from these securities of $1,045.

In 1995, the Company reported a loss on the sale of assets of $12,443 consisting of the loss on the sale of the Real Estate Development business of $18,570 and a gain on the sale of the Oil and Gas Production business of $6,127. In the fourth quarter, the Real Estate Development business was sold for $42,500 in cash. Proceeds were, in part, used to retire $26,360 of related mortgage debt. The assets sold consisted primarily of land held for resale and buildings in a 1,000 acre office park development near Tampa, Florida. In preparation for this transaction, the Company purchased a 50% ownership interest and related mortgage debt in one building from a joint venture partner for a net cash investment of $2,458 and assumption of mortgage debt of $7,360. This interest was subsequently resold to the purchaser of the property.

Also in the fourth quarter, the Company completed the sale of its Oil and Gas Production business for $16,500 in cash. A summary of the effect of asset divestitures in 1995 and 1994 on pre-tax and net income is:

--------------------------------------------------------------------------------
							      1995          1994
--------------------------------------------------------------------------------
Pre-tax gain (loss) on sale
   Investment securities                                  $ --          $32,102
   Oil and Gas Production business                         6,127          --
   Real Estate Development business                        (18,570)       --
--------------------------------------------------------------------------------
Gain (loss) before provision for income tax               $(12,443)     $32,102
--------------------------------------------------------------------------------
After-tax gain (loss) on sale
   Investment securities                                    --           21,208
   Oil and Gas Production business                           4,434       --
   Real Estate Development business                        (11,945)      --
--------------------------------------------------------------------------------
Net gain (loss) on asset sales                            $ (7,511)     $21,208
--------------------------------------------------------------------------------
Net income (loss) per share                               $  (0.52)     $  1.42
--------------------------------------------------------------------------------

		 Stone & Webster, Incorporated and Subsidiaries


		      MANAGEMENT'S DISCUSSION AND ANALYSIS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------


PENSION RELATED ITEMS

In prior years, foreign pension plans were not separately disclosed due to materiality considerations. For 1995, the Company has changed the presentation of pension related items to include the foreign plans. The following table presents total pension related items and shows, separately, the effect of net pension credit, early retirement incentives, curtailment gains, and foreign pension expense.

-------------------------------------------------------------------------------
(Income)/Expense                                   1995        1994        1993
-------------------------------------------------------------------------------
Net pension credit as previously
  reported (1)                                 $(15,175)   $(13,234)   $(13,953)
Foreign pension expense (2)                         752         454         636
Incentive Retirement Program                      2,112          --       8,992
Curtailment gain                                     --        (357)     (1,072)
-------------------------------------------------------------------------------
Total pension related items as
  currently reported (3)                       $(12,311)   $(13,137)   $ (5,397)
-------------------------------------------------------------------------------
After-tax total pension related items          $ (7,529)   $ (8,035)   $ (3,332)
-------------------------------------------------------------------------------
Total pension related items per share          $  (0.52)   $  (0.54)   $  (0.22)
-------------------------------------------------------------------------------

(1) SFAS No. 87 income on qualified U.S. plan.
(2) SFAS  No. 87 expense on qualified foreign plans.
(3) See Note Q to the Consolidated Financial Statements.

The pension credit principally results from a plan that is funded in excess of the projected benefit obligation. The plan is overfunded primarily due to favorable asset performance.

INCOME TAX PROVISION

The income tax provision resulted in effective tax rates (benefits) of 36.6% in 1995 and (11.0%) in 1994, respectively. In 1995, the effective tax rate is higher than the U.S. statutory tax rate primarily due to the 5% impact of state and local income taxes, net of U.S. tax effect, partially offset by a (2%) net tax benefit from international operations, and a (2%) tax benefit resulting from a capital loss carryforward on the sale of subsidiaries. In 1994, the benefit was lower than the U.S. statutory rate due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts and accounted for 12% of the 1994 increase in the effective tax rate. In addition, the decrease in the benefit in 1994 was also due to state income taxes which accounted for 8% of the decrease.

1994 COMPARED WITH 1993

The Company had a consolidated net loss of $7,807, or $.52 per share in 1994 compared with net income of $1,952, or $.13 per share in 1993. Revenue decreased to $779,255 from $1,046,309 in 1993 due in part to a major contract cancellation by the Tennessee Valley Authority. The Company reported an operating loss of $42,097 in 1994 compared with operating income of $6,813 in 1993. The operating loss was due to a decline in revenue, significant severance expense, lower profit margins and intensified competition in the Company's core Engineering, Construction and Consulting segment.

Components of earnings per share in 1994 and 1993 were:

-------------------------------------------------------------------------------
							       1994        1993
-------------------------------------------------------------------------------
Earnings per share before special items                      $(1.64)     $ 0.08
Severance                                                     (0.84)      (0.33)
Pension related items                                          0.54        0.22
Asset divestitures                                             1.42          --
Accounting changes (1)                                           --        0.16
-------------------------------------------------------------------------------
Earnings per share                                           $(0.52)     $ 0.13
-------------------------------------------------------------------------------

(1) Cumulative Effect of adoption of SFAS No. 109.

The Company took actions throughout the year to reduce staff levels and operating costs. During 1994, the Company implemented a new organizational structure. This organizational structure established four Global Business Units, each responsible for marketing and executing projects within a sector on a worldwide basis. Workforce reductions were also made to achieve a better balance of staff levels and skills with workload.

ENGINEERING, CONSTRUCTION AND CONSULTING SEGMENT

------------------------------------------------------------------------------
								       Percent
			      1994           1993   Incr/(Decr)    Incr/(Decr)
------------------------------------------------------------------------------
Revenue                   $748,614     $1,013,265    $(264,651)     (26)%
Operating Income (Loss)    (37,709)         8,819      (46,528)      --
Operating Margin              (5.0)%          0.9%
Identifiable Assets       $492,650     $  477,905    $  14,745         3%
------------------------------------------------------------------------------

The decrease in revenue in 1994 was attributable, in large part, to a decrease in nuclear power work with the Tennessee Valley Authority due to the reduction in scope of its nuclear program. In addition, a



				    A-5

		 Stone & Webster, Incorporated and Subsidiaries


		      MANAGEMENT'S DISCUSSION AND ANALYSIS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------


reduction in expenditures for plant equipment and materials purchased for projects in the United Kingdom and Abu Dhabi and a lower level of work activity in Malaysia and other foreign operations also contributed to the decrease in revenue. Other factors affecting revenue in 1994 were primarily the result of a lower volume of work available for execution from backlog. Selling, general and administrative expenses increased by $5,793 due primarily to higher bid and proposal expenses incurred in seeking new work.

The backlog as of December 31, 1994 amounted to $1,541,800 in comparison with $1,509,700 as of December 31, 1993. Approximately 40% of the 1994 backlog amount was from contracts with international clients. Although the total value of the backlog was relatively unchanged, many of the projects were at reduced levels of activity because they were either at the early stages of initiation or nearing completion. Relatively fewer projects were at a stage of peak activity and many of the current projects extended over relatively long periods with services furnished on demand.

The revenue decrease reflects a decrease of $135,168 for domestic and $129,483 for export and international projects. Decreases in international work were largely in the Power segment. The domestic and international mix of work in 1994 and 1993 was:

-------------------------------------------------------------------------------
								    % Increase/
					      1994        1993       (Decrease)
------------------------------------------------------------------------------
United States - domestic                $614,493    $  749,661       (18)%
United States - export                    50,893        39,041        30 %
International                             83,228       224,563       (63)%
------------------------------------------------------------------------------
Total export and international           134,121       263,604       (49)%
------------------------------------------------------------------------------
Total engineering revenue               $748,614    $1,013,265       (26)%
------------------------------------------------------------------------------
Percent export and international              18%           26%
------------------------------------------------------------------------------

A year-to-year comparison of operating margins, adjusting for pension related items and one-time expenses or income, is shown below:

------------------------------------------------------------------------------
							  1994            1993
------------------------------------------------------------------------------
Revenue                                               $748,614      $1,013,265
------------------------------------------------------------------------------
Operating Income (Loss) - as reported                 $(37,709)     $    8,819
------------------------------------------------------------------------------
Deduct (add):
   Pension related items                                12,946           5,311
   Severance                                           (20,341)         (7,476)
   Provision for settlement of lawsuits                 (4,700)         (5,200)
------------------------------------------------------------------------------
Operating Income (Loss) - adjusted                    $(25,614)     $   16,184
------------------------------------------------------------------------------
Operating Margin - as reported                            (5.0)%           0.9%
Operating Margin - adjusted                               (3.4)%           1.6%
------------------------------------------------------------------------------

The operating margin was adversely impacted in 1994 due to declining activity levels and the need to retain staff until job obligations were complete. The Company settled two contract-related lawsuits in 1994 for $900 and had another case where it was probable that the final outcome would result in a loss. Based on opinion from counsel, the Company expensed $3,800 and $1,200 in 1994 and 1993, respectively. It is probable that any liability in excess of the amounts expensed would be fully covered and paid by applicable insurance. Losses in excess of existing insurance coverage are considered unlikely. In 1993, the Company offered an Incentive Retirement Program in which in excess of 200 employees elected to retire. This Program reduced net pension related items by $8,992.

COLD STORAGE SEGMENT

--------------------------------------------------------------------------------
									 Percent
				1994         1993    Incr/(Decr)     Incr/(Decr)
--------------------------------------------------------------------------------
Revenue                      $17,280      $16,914    $366              2%
Operating Income               5,927        5,274     653             12%
Operating Margin                34.3%        31.2%
Identifiable Assets          $35,798      $35,015    $783              2%
-------------------------------------------------------------------------------

Revenue from Cold Storage and related activities increased by 2% in 1994 to $17,280 from $16,914 in 1993. Revenue increased primarily due to increased demand for services by food exporters. The improvement in operating income was attributable to higher revenue as well as a decrease in cost of revenue. Direct labor and maintenance expense decreased due to improved warehouse management. Selling, general and administrative expenses remained relatively constant in 1994.

OTHER SEGMENT AND GENERAL CORPORATE EXPENSES

The Other segment consists of Oil and Gas Production and Real Estate Development businesses. Revenue of this segment declined to $13,361 in 1994 from 1993 revenue of $16,130. Operating income declined to $395 in 1994 from $1,306 in 1993. This decrease, along with the decline in segment revenues, was due primarily to a significant decline in the number of gas marketing sales by its natural gas gathering and transporting company. In 1994, the Company evaluated the carrying value of the gas gathering and transporting company and wrote off goodwill of $862.

General corporate expenses increased by $2,124 from 1993. This increase was due primarily to increased legal expenses and fees to outside advisors.

				    A-6

		 Stone & Webster, Incorporated and Subsidiaries


		      MANAGEMENT'S DISCUSSION AND ANALYSIS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------


PENSION RELATED ITEMS

Pension related items, which reduced operating costs, were $13,137 in 1994 compared to $5,397 for 1993. These amounts increased net income by $8,035, or $.54 per share in 1994 and by $3,332, or $.22 per share for 1993.

DIVESTITURE AND OTHER INCOME

Other income (deductions) in 1994 included pre-tax gains of $32,102 from the sale of investment securities. There were no such sales in the prior year. Interest income increased in 1994 due to increased interest earned on U. S. Government securities, partially offset by a decrease in dividend income.

INCOME TAX PROVISION

The income tax provision resulted in effective tax rates (benefit) of (11%) and 104% for 1994 and 1993, respectively. The benefit for 1994 was lower than the U.
S. statutory rate and the effective rate for 1993 was higher than the U. S. statutory rate, primarily due to foreign taxes applicable to certain foreign projects which are calculated based on gross receipts and which accounted for 12% and 34% increases, respectively, in the effective tax rates recorded. The decrease in the benefit in 1994 was also due to state income taxes, which accounted for 8% of the decrease. The increase in 1993 over the statutory rate was also due to settlement with the IRS of prior years' federal income tax returns, amounting to 24% and an increase in the Company's net deferred tax liabilities, amounting to 13%, due to the change in the federal statutory income tax rate from 34% to 35%.

In the first quarter of 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for 1993 by $2,322, or $.16 per share.

FINANCIAL CONDITION AND LIQUIDITY

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, increased by $12,767 during 1995. Net cash used by operating activities of $4,640 largely reflects an increase in operating working capital necessary to support the increase in business activity. While operating working capital increased by $42,020, the increase was in proportion to the increased volume, since days operating working capital outstanding remained at 1994 levels. Operating working capital and days operating working capital outstanding follow:

-------------------------------------------------------------------------------
							      1995         1994
-------------------------------------------------------------------------------
Accounts receivable                                      $ 165,836    $  94,372
Costs and revenue recognized in excess of billings          64,494       42,542
Accounts payable                                           (56,901)     (23,996)
Billings in excess of costs and
   revenue recognized                                      (66,976)     (48,485)
-------------------------------------------------------------------------------
Operating working capital                                $ 106,453    $  64,433
-------------------------------------------------------------------------------
4th Quarter revenue                                      $ 330,443    $ 205,172
-------------------------------------------------------------------------------
Days operating working capital outstanding                      29           29
-------------------------------------------------------------------------------

The decrease in accrued liabilities of $8,029 is largely due to the payment of severance for which the liability was accrued in 1994. Net cash provided by investing activities of $48,769 reflects the divestiture of non-core assets net of investment in various development projects. Asset divestitures in the fourth quarter of 1995 generated cash proceeds of $59,000, of which $26,360 from the sale of the Real Estate Development business was used to satisfy related mortgage debt. As a prerequisite to the sale of the Real Estate Development business, the Company purchased a joint venture partner's 50% interest in a specific building which was subsequently sold to the purchaser of the Real Estate Development business. The cash effect of the asset divestiture transactions in 1995 is summarized as follows:

-------------------------------------------------------------------------------
Proceeds from sale of Oil and Gas Production business                  $ 16,500
Proceeds from sale of Real Estate
   Development business                                                  42,500
-------------------------------------------------------------------------------
Proceeds from asset divestitures                                         59,000
Settlement of real estate mortgage debt                                 (26,360)
Purchase of joint venture partner's
   interest in building                                                  (2,458)
Selling and other transaction costs                                      (3,110)
-------------------------------------------------------------------------------
Cash proceeds from asset divestitures                                  $ 27,072
-------------------------------------------------------------------------------

The remaining cash from the asset sales was used to fund repurchases of the Company's shares as well as for general corporate purposes.

Investments in property, plant and equipment includes approximately $17,000 for construction of a wastepaper recycling plant in Auburn, Maine. In 1994, the Company began construction of this facility with the objective of developing the project and selling its majority ownership position once the facility is in operation. As of December 31, 1995, the facility was mechanically complete and was undergoing provisional acceptance testing. Once performance testing is completed, the $65,000 construction loans will be converted to permanent financing. The financing for the wastepaper recycling facility is described in
Note I to the Consolidated Financial Statements.

		 Stone & Webster, Incorporated and Subsidiaries


		      MANAGEMENT'S DISCUSSION AND ANALYSIS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------


In July 1994, the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's common stock. In July 1995, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares. The Company reserves the right to discontinue the repurchase program at any time. (See Note M to the Consolidated Financial Statements.) Share repurchase transactions and total shares outstanding for 1995 and 1994 were:

--------------------------------------------------------------------------------
									   Total
					    1995           1994          Program
--------------------------------------------------------------------------------
Shares outstanding
   beginning of year                  14,609,307     14,977,850      14,977,850
Shares repurchased under program        (754,443)      (363,324)     (1,117,767)
Other share transactions                   1,052         (5,219)(1)      (4,167)
--------------------------------------------------------------------------------
Shares outstanding, December 31       13,855,916     14,609,307       13,855,916
--------------------------------------------------------------------------------
Percentage of outstanding
   shares purchased                          5.2%           2.4%            7.5%
Repurchase cost                      $    25,370    $    11,839      $    37,209
Average repurchase cost per share    $     33.63    $     32.59      $     33.29
--------------------------------------------------------------------------------

(1) 3,219 shares purchased prior to inception of repurchase program and 2,000 shares forfeited under Restricted Stock Plan.

A quarterly history of progress in the share repurchase program is shown below:
				[BAR CHART]

-------------------------------------------------------------------------------------------------
Shares Repurchased
In Thousands
				    1994                           1995

			    June     Sept       Dec       March     June       Sept       Dec
-------------------------------------------------------------------------------------------------
Total Program Objective       0        1,000      1,000     1,000     1,000      2,500      2,500

Achieved                      0           33        363       472       537        745      1,118
-------------------------------------------------------------------------------------------------

Management believes that the types of businesses in which the Company is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend, share repurchase and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which totaled $41,377, of which $33,177 was available at December 31, 1995.

Net cash balances (defined as cash and Government securities minus total debt) relative to business activity for the years ended December 31, 1995 and 1994 are:

-------------------------------------------------------------------------------
							 1995              1994
-------------------------------------------------------------------------------
Cash, cash equivalents
   and U.S. Government securities                  $  123,316          $130,335
Total debt                                            103,821            94,630
-------------------------------------------------------------------------------
   Net cash                                        $   19,495          $ 35,705
-------------------------------------------------------------------------------
Revenue                                            $1,002,819          $779,255
Net cash to revenue                                       1.9%              4.6%
-------------------------------------------------------------------------------

The level of net cash, relative to business activity has been reduced during 1995. Outstanding debt consisted of the following:

--------------------------------------------------------------------------------
							      1995          1994
--------------------------------------------------------------------------------
Mortgage debt-company occupied buildings                  $ 28,844      $ 32,094
Mortgage debt-real estate development                           --        19,663
Construction loans                                          65,000        39,989
Lease debt (primarily for office equipment)                  1,777         2,884
Subsidiary working capital bank loans                        8,200            --
--------------------------------------------------------------------------------
Total debt                                                $103,821      $ 94,630
--------------------------------------------------------------------------------

During 1995, the Board of Directors approved a long-range Financial Strategic Plan, developed in conjunction with outside advisors, oriented toward increasing value for the Company's Shareholders. The plan anticipates, among other actions, divestiture of non-core and underperforming assets, repurchase of up to 2,500,000 shares of common stock, continued participation, as an equity partner, in development projects, and improved operating margins in the core Engineering, Construction and Consulting segment. Significant actions taken in 1995 to implement this plan include the divestiture of the Oil and Gas Production and Real Estate Development businesses, the authorized increase in the share repurchase program, and the improved operating margins in the Engineering, Construction and Consulting segment.

Management expects to continue implementation of this plan with the dual objectives of maintaining a strong capital structure and providing increased value to Shareholders. The Company anticipates that cash flow from operations will be sufficient to fund ongoing business activities and to proceed with the share repurchase program as defined in the Financial Strategic Plan.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for the fiscal years beginning after December 15, 1995. The Company believes that it will not have a material impact on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 - Accounting for Stock-Based Compensation, which is effective for the fiscal years ending after December 15, 1996. The Company will elect to adopt the disclosure requirements of this new accounting standard beginning in 1996.

		 Stone & Webster, Incorporated and Subsidiaries


		      CONSOLIDATED STATEMENTS OF OPERATIONS

	(All dollar amounts, except per share amounts, are in thousands.)

											       Years ended December 31,
											   1995          1994         1993
------------------------------------------------------------------------------------------------------------------------------
Revenue (Note A)                                                                        $1,002,819     $779,255     $1,046,309
Cost of Revenue                                                                            918,169      773,479        999,485
------------------------------------------------------------------------------------------------------------------------------
  Gross Profit                                                                              84,650        5,776         46,824
Selling, General and Administrative Expenses                                                49,609       47,873         40,011
------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                                     35,041      (42,097)         6,813

Other Income (Deductions) (Note A)

  Gain (Loss) on sale of assets (Note C)                                                   (12,443)      32,102             --
  Interest income                                                                            6,422        4,078          2,935
  Interest expense (Note D)                                                                 (5,549)      (3,900)        (2,606)
  Miscellaneous - net                                                                           --        1,045          1,311
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision (Benefit) for Income Taxes                                   23,471       (8,772)         8,453

Income Tax Provision (Benefit) (Note E)                                                      8,591         (965)         8,823
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect of a Change in Accounting Principle                  14,880       (7,807)          (370)

Cumulative Effect of a Change in Accounting Principle (Note E)                                  --           --          2,322
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                       $    14,880    $  (7,807)   $    1,952
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect of a Change in Accounting Principle Per Share    $      1.04    $    (.52)   $     (.03)

Cumulative Effect of a Change in Accounting Principle Per Share (Note E)                $        --    $      --    $      .16

Net Income (Loss) Per Share                                                             $      1.04    $    (.52)   $      .13

Dividends Declared Per Share                                                            $       .60    $     .60    $      .60

Average Number of Shares Outstanding (in thousands)                                          14,376       14,907        14,978
------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

		 Stone & Webster, Incorporated and Subsidiaries


			   CONSOLIDATED BALANCE SHEETS

	(All dollar amounts, except per share amounts, are in thousands.)


												December 31,
ASSETS                                                                                        1995       1994
---------------------------------------------------------------------------------------------------------------
Current Assets:

  Cash and cash equivalents                                                                 $ 68,417   $ 55,650
  U. S. Government securities, at amortized cost, which approximates market (Note F)          54,899     74,685
  Accounts receivable, principally trade                                                     165,836     94,372
  Costs and revenue recognized in excess of billings                                          64,494     42,542
  Deferred income taxes (Note E)                                                               7,202      7,825
  Other                                                                                        3,153      2,909
---------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                    364,001    277,983

Fixed Assets, at cost, less accumulated depreciation, depletion and amortization (Note G)    212,596    233,869
Land Held for Resale, at cost                                                                     --     25,664
Prepaid Pension Cost (Note Q)                                                                114,194    101,131
Other Assets                                                                                  25,981     39,737
---------------------------------------------------------------------------------------------------------------




											    $716,772   $678,384
---------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

		 Stone & Webster, Incorporated and Subsidiaries



										   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            1995          1994
-----------------------------------------------------------------------------------------------------
Current Liabilities:
  Bank loans (Note H)                                                           $  8,200     $     --
  Current portion of long-term debt (Note I)                                      20,944        4,988
  Accounts payable, principally trade                                             56,901       23,996
  Dividend payable                                                                 2,078        2,195
  Billings in excess of costs and revenue recognized                              66,976       48,485
  Accrued liabilities (Note J)                                                    43,308       55,702
  Accrued taxes                                                                    7,955        6,070
-----------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                   206,362      141,436
Long-Term Debt (Note I)                                                           74,677       89,642
Deferred Income Taxes (Note E)                                                    51,262       48,580
Other Liabilities (Note K)                                                        22,800       23,408
Commitments and Contingencies (Note L)

Shareholders' Equity:
  Preferred stock                                                                     --           --
   Authorized, 2,000,000 shares of no par value; none issued
  Common stock (Notes N, O and P)                                                 17,731       17,731
   Authorized, 40,000,000 shares of $1 par value; issued, 17,731,488 shares, including shares held in treasury
  Capital in excess of par value of common stock (Note N)                         50,360       50,300
  Retained earnings                                                              414,724      408,211
  Cumulative translation adjustment                                               (3,039)      (3,072)
-----------------------------------------------------------------------------------------------------
										 479,776      473,170
-----------------------------------------------------------------------------------------------------
  Less: Common stock in treasury, at cost (Notes M, O and P)                      92,292       66,961
	    3,875,572 shares (1994 - 3,122,181)
       Employee stock ownership and restricted stock plans (Note O)               25,813       30,891
-----------------------------------------------------------------------------------------------------
										 118,105       97,852
-----------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                  361,671      375,318
-----------------------------------------------------------------------------------------------------
										$716,772     $678,384
-----------------------------------------------------------------------------------------------------

		 Stone & Webster, Incorporated and Subsidiaries


		 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	(All dollar amounts, except per share amounts, are in thousands.)


											 Years ended December 31,
										      1995         1994         1993
-----------------------------------------------------------------------------------------------------------------------
Common Stock (Note N):
  Balance at beginning and end of year                                               $ 17,731     $ 17,731     $ 17,731
-----------------------------------------------------------------------------------------------------------------------
Capital in Excess of Par Value of Common Stock (Note N):
  Balance at beginning of year                                                         50,300       50,342       50,426
  Excess of market value over cost of treasury shares
   issued (forfeited) under Restricted Stock Plan, net                                     28          (17)          (9)
  Tax benefit (charge) for shares issued under Restricted Stock Plan, net                  11          (25)         (75)
  Excess of market value over cost of treasury shares issued under the Stock Plan          21           --           --
-----------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                               50,360       50,300       50,342
-----------------------------------------------------------------------------------------------------------------------
Retained Earnings:
  Balance at beginning of year                                                        408,211      424,723      431,490
  Income tax benefit of Employee Stock Ownership Plan dividends                           188          227          268
  Net income (loss)                                                                    14,880       (7,807)       1,952
  Dividends declared (per share: 1995, 1994 and 1993 - $.60)                           (8,555)      (8,932)      (8,987)
-----------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              414,724      408,211      424,723
-----------------------------------------------------------------------------------------------------------------------
Unrealized Gain on Investment Securities, net:
  Balance at beginning of year                                                             --       24,975           --
  Adjustment for the year                                                                  --      (24,975)      24,975
-----------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                   --           --       24,975
-----------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustment:
  Balance at beginning of year                                                         (3,072)      (2,854)      (2,649)
  Adjustments for the year                                                                 33         (218)        (205)
-----------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                               (3,039)      (3,072)      (2,854)
-----------------------------------------------------------------------------------------------------------------------
Common Stock in Treasury (Notes M, O and P):
  Balance at beginning of year                                                        (66,961)     (54,979)     (55,078)
  Cost of treasury shares:
   Issued under Stock Plan (shares: 1995 - 2,252)                                          52           --           --
   Issued under Restricted Stock Plan (shares: 1995 - 6,000 and 1993 - 22,000)            131           --          440
   Forfeited under Restricted Stock Plan
   (shares: 1995 - 7,200, 1994 - 2,000 and 1993 - 7,200)                                 (144)         (40)        (133)
   Purchased (shares: 1995 - 754,443, 1994 - 366,543 and 1993 - 7,363 )               (25,370)     (11,942)        (208)
-----------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              (92,292)     (66,961)     (54,979)
-----------------------------------------------------------------------------------------------------------------------
Employee Stock Ownership and Restricted Stock Plans (Note O):
  Balance at beginning of year                                                        (30,891)     (34,560)     (38,782)
  Payments received from Employee Stock Ownership Trust (principal only)                4,981        3,091        3,587
  Market value of shares forfeited (issued) under Restricted Stock Plan, net              (15)          57         (298)
  Amortization of market value of shares issued under Restricted Stock Plan               112          521          933
-----------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              (25,813)     (30,891)     (34,560)
-----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                           $361,671     $375,318     $425,378
-----------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

		 Stone & Webster, Incorporated and Subsidiaries


		      CONSOLIDATED STATEMENTS OF CASH FLOWS

		     (All dollar amounts are in thousands.)


										       Years ended December 31,
										   1995         1994         1993
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                               $ 14,880     $ (7,807)    $  1,952
  Adjustments to reconcile net income (loss) to net cash (used)
   provided by operating activities:
     Depreciation, depletion and amortization                                       19,239       19,717       20,135
     Deferred income taxes                                                           3,305       (4,343)         559
     Write-down of technology investment                                             6,500           --           --
     Cumulative effect of a change in accounting principle                              --           --       (2,322)
     Pension plan curtailment gain                                                      --         (357)      (1,072)
     Pension credit                                                                (15,175)     (13,234)     (13,953)
     Incentive Retirement Program                                                    2,315           --        9,081
     Loss (gain) on sale of assets                                                  12,443      (32,102)          --
     Amortization of market value of shares issued under Restricted Stock Plan         112          521          933
     Amortization of net cost of Employee Stock Ownership Plan                       1,555        1,560        1,562
     Changes in operating assets and liabilities:
      Accounts receivable                                                          (71,464)      12,267       15,984
      Costs and revenue recognized in excess of billings                           (21,952)      20,071        4,133
      Accounts payable                                                              32,905       (5,143)        (868)
      Billings in excess of costs and revenue recognized                            18,491       20,190        7,103
      Accrued liabilities                                                           (8,029)       8,075         (458)
      Other                                                                            235       (1,841)      (3,821)
--------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by operating activities                                  (4,640)      17,574       38,948
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                                         147,050      103,032      109,289
  Purchases of U.S. Government securities                                         (126,861)    (122,404)    (108,301)
  Proceeds from asset divestitures and disposals                                    59,000       35,040        1,599
  Purchase of joint venture, net of cash acquired (1)                               (2,458)          --           --
  Increases in fixed assets                                                        (27,962)     (52,344)     (31,679)
  (Purchase) sale of land held for resale                                               --       (2,038)         731
  Equity investment in joint venture                                                    --       (3,565)      (5,000)
--------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                                  48,769      (42,279)     (33,361)
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                      25,013       68,988       20,760
  Repayments of long-term debt                                                     (31,419)      (3,922)     (23,964)
  Increase in bank loans                                                             8,200        1,093       26,330
  Decrease in bank loans                                                                --      (29,437)      (4,933)
  Payments to Employee Stock Ownership Trust                                        (9,084)      (4,046)      (6,395)
  Payments received from Employee Stock Ownership Trust                              9,970        4,464        7,217
  Purchase of common stock for treasury                                            (25,370)     (11,942)        (208)
  Dividends paid                                                                    (8,672)      (8,984)      (8,985)
--------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by financing activities                                 (31,362)      16,214        9,822
--------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                12,767       (8,491)      15,409
Cash and Cash Equivalents at Beginning of Year                                      55,650       64,141       48,732
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                          $ 68,417     $ 55,650     $ 64,141
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                                       $  5,629     $  3,910     $  2,558
   Income taxes                                                                   $  4,740     $  5,368     $  7,742
--------------------------------------------------------------------------------------------------------------------

(1) In 1995, purchase of joint venture, net of cash acquired, of $2,458 includes fair value of assets acquired of $10,206 and liabilities assumed of $7,748.

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.


		 Stone & Webster, Incorporated and Subsidiaries


		   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(All dollar amounts, except per share amounts, are in thousands.)


BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and all subsidiaries. The accounts of subsidiaries outside the United States and Canada are included in the consolidated financial statements on the basis of fiscal years ending on November 30 to facilitate timely interim and year-end financial reporting. Investments in joint ventures, where the Company owns 50% or less, are accounted for by the equity method.

CONSOLIDATED STATEMENTS OF CASH FLOWS. The Company considers U.S. Government securities purchased with a maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION. Assets and liabilities of operations outside the United States are translated into U.S. dollars at current exchange rates, while income statement items are translated at average monthly exchange rates. Gains or losses on such translations are accumulated in a separate component of Shareholders' Equity and are excluded from net income. Transaction gains and losses, which were not material, resulting from the settlement of receivables or payables, or the conversion of currency, are included in the determination of net income.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation generally is provided on a straight-line basis (accelerated methods for income taxes) over the estimated useful lives of the assets. Depreciation and depletion of oil and gas producing properties and natural gas pipeline systems generally were provided on the unit of production method. Amortization is provided for leased property and equipment on a straight-line basis over the life of the lease.

LONG-TERM CONTRACTS. The Company recognizes engineering and construction revenue on a percentage-of-completion method, primarily based on contract costs incurred compared with total estimated costs. (Contract costs include both direct and indirect costs.) When the Company is contractually responsible for materials, craft labor, equipment and subcontractor costs, these items are included in revenue and cost of revenue. Revisions to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Certain contracts contain provisions for performance incentives. Such incentives are included in revenue when realization is assured. Contract change orders in excess of agreed contract prices are included in revenue when approved by the client.

Revenue recognized in excess of amounts billed is classified in current assets. Accounts receivable include amounts representing retainages under long-term contracts which are due within one year, and are not significant. The Company anticipates that substantially all of its costs and revenue recognized in excess of billings will be billed and collected over the next twelve months and there were no significant amounts included in accounts receivable or costs and revenue recognized in excess of billings under contracts for claims subject to uncertainty as to their ultimate realization. Billings in excess of revenue recognized are classified in current liabilities.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to long-term contracts, pension plans, income taxes and contingencies. Actual results could differ from these estimates.

FOREIGN EXCHANGE CONTRACTS. The Company enters into foreign exchange forward contracts to hedge transactions related to firm commitments to purchase equipment in connection with engineering and procurement service contracts. These contracts reduce currency risk from exchange movements. Gains and losses are deferred and accounted for as part of the underlying transactions. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults.

INCOME TAXES. Undistributed earnings of foreign subsidiaries for which the Company has not provided deferred U.S. income taxes, because a taxable distribution of these earnings is not anticipated, aggregated approximately $4,178 at December 31, 1995. This amount represents the accumulated earnings of consolidated foreign subsidiaries which are being permanently reinvested in their operations.

INCOME PER SHARE. Per share amounts are based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year.

RECLASSIFICATIONS. Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the 1995 presentation.

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


(A)  REVENUE

In 1995, the Company changed its presentation of financial results to show operating income or loss and has reclassified certain items, previously classified as revenue, to other captions. These changes in presentation have had no effect on net income. A reconciliation of previously and currently reported revenue follows:

--------------------------------------------------------------------------------
				    1995       1994         1993
--------------------------------------------------------------------------------
Revenue - as previously reported              $818,221   $1,053,095
Less:
   Gain on sale of assets                       32,102           --
   Dividend income                               1,045        1,311
   Interest income                               4,078        2,935
   Other                                         1,741        2,540
--------------------------------------------------------------------------------
Revenue - as currently reported   $1,002,819  $779,255   $1,046,309
--------------------------------------------------------------------------------

Revenue from gains on sale of assets and dividend and interest income has been reclassified to Other Income (Deductions) in the Consolidated Statements of Operations.

(B)  SEVERANCE COSTS

In 1994 and 1993, the Company took a number of actions to lower operating costs, including the elimination of approximately 1,000 positions. Severance costs decreased operating income by $20,341 and $7,476, in 1994 and 1993, respectively.

All positions were eliminated by December 31, 1994. Severance payments of $19,226, of the $20,341 accrued in 1994, were made in 1994 and 1995.

(C)   SALE OF NON-CORE ASSETS

During 1995 and 1994, the Company completed several transactions involving the disposal of non-core and underperforming assets. In the fourth quarter of 1995, the Company completed the divestiture of the Oil & Gas Production business and the Real Estate Development business. Both businesses were sold for cash. In 1994, in the third and fourth quarters, the Company sold securities held for investment. The effect of these transactions was:

--------------------------------------------------------------------------------
				 1995                       1994
		       ------------------------------     ----------
		       Oil & Gas   Real Estate            Investment
		       Production  Development  Total     Securities
--------------------------------------------------------------------------------
Sale proceeds          $16,500     $42,500      $59,000   $34,515
Pre-tax gain (loss)
 on sale                 6,127     (18,570)     (12,443)   32,102
After-tax gain (loss)
 on sale                 4,434     (11,945)      (7,511)   21,208
Gain (loss) per share  $   .31     $  (.83)     $  (.52)  $  1.42
--------------------------------------------------------------------------------

The gain or (loss) on these transactions is reported as Other Income (Deductions) in the Consolidated Statements of Operations.

(D)  INTEREST EXPENSE

Interest expense for 1995, 1994 and 1993 excludes $3,471, $1,392 and $439, respectively, which was capitalized as part of the construction cost for a wastepaper recycling plant and a new office facility.

(E)  INCOME TAXES

The Company reported taxable income of $5,927 in 1995 and was able to utilize the entire federal net operating loss carryforward balance of $4,934, created in 1994, in order to reduce substantially its current federal tax liability. The Company incurred a federal alternative minimum tax (AMT) in 1995, which produced a credit that can be carried forward indefinitely to reduce future federal income taxes payable. As a result, the AMT credit carryforward increased to $5,069.

The income tax provision (benefit) consists of the following:

--------------------------------------------------------------------------------
				 1995        1994       1993
--------------------------------------------------------------------------------
Current tax expense (benefit)
  United States                 $1,201      $  469     $3,528
  State and local                1,407       1,458      1,355
  Foreign (1)                    2,678       1,451      3,381
--------------------------------------------------------------------------------
Total current                    5,286       3,378      8,264
--------------------------------------------------------------------------------
Deferred tax expense (benefit)
  United States                  2,804        (706)       457
  State and local                  963      (3,631)       260
  Foreign                         (462)         (6)      (158)
--------------------------------------------------------------------------------
Total deferred                   3,305      (4,343)       559
--------------------------------------------------------------------------------
Total provision (benefit)       $8,591      $ (965)    $8,823
--------------------------------------------------------------------------------

(1) Includes taxes, in lieu of income taxes, of $798 in 1995, $870 in 1994 and $2,292 in 1993 on foreign projects which are calculated based on gross receipts.

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


Deferred tax liabilities (assets) are composed of the following:

--------------------------------------------------------------------------------
					       December 31,
					    1995        1994
--------------------------------------------------------------------------------
Long-term liabilities:
  Depreciation                             $20,201     $20,719
  Retirement                                47,372      44,553
  Other                                      1,116       3,039
--------------------------------------------------------------------------------
Total long-term liabilities                 68,689      68,311
--------------------------------------------------------------------------------
Long-term assets:
  Deferred rent                             (2,605)     (2,050)
  Employee Stock Ownership Plan interest
   payments and contributions               (4,901)     (5,801)
  Incentive Retirement Program              (3,458)     (3,690)
  AMT credit carryforward                   (5,069)     (4,367)
  Foreign net operating loss carryforward   (7,058)     (8,494)
  Federal net operating loss carryforward       --      (1,622)
  State net operating loss carryforwards    (4,546)     (5,590)
  Capital loss carryforward                   (561)         --
  Other                                       (833)     (2,201)
--------------------------------------------------------------------------------
Total long-term assets                     (29,031)    (33,815)
--------------------------------------------------------------------------------
   Net operating loss valuation allowance   11,604      14,084
--------------------------------------------------------------------------------
Net long-term deferred tax liabilities     $51,262     $48,580
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Current liabilities:
  Other                                    $    --     $ 1,386
Current assets:
  Vacation pay                              (3,800)     (4,072)
  Severance pay                               (760)     (3,417)
  State net operating loss carryforwards      (402)       (200)
  Other                                     (2,240)     (1,522)
--------------------------------------------------------------------------------
Total current assets                        (7,202)     (9,211)
--------------------------------------------------------------------------------
Net current deferred tax assets            $(7,202)    $(7,825)
--------------------------------------------------------------------------------

The Company had a valuation allowance of $14,084 at December 31, 1994 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1995 was a decrease of $2,480 for a total valuation allowance of $11,604 at December 31, 1995. This decrease was caused by the use of net operating loss carryforwards relating to one of the Company's U.K. subsidiaries and the use of state net operating tax loss carryforwards for which valuation allowances had previously been provided. The valuation allowance at December 31, 1995 comprises $7,058 relating to the carryforwards of the U.K. subsidiary and $4,546 relating to state net operating loss carryforwards.

Approximately $108,057 (with a tax benefit of $12,006) of the net operating loss carryforwards remains at December 31, 1995, of which $21,388 (with a tax benefit of $7,058) is applicable to foreign subsidiaries and the remaining $86,669 (with a tax benefit of $4,948) relates to state net operating loss carryforwards. Use of the foreign net operating loss carryforward is limited to future taxable earnings of the U.K. subsidiary. Although this net operating loss carryforward never expires, due to the uncertainty of the realization of this benefit, no benefit has been recognized in the consolidated financial statements.

The state net operating loss carryforwards of $86,669 are applicable to many states and will expire as follows:

--------------------------------------------------------------------------------
    1996                                           $ 3,156
    1997                                             4,730
    1998                                             3,798
    1999                                            19,710
    2000                                             1,199
    2001                                             7,004
    2002                                             1,128
    2003                                             4,048
    Thereafter                                      41,896
--------------------------------------------------------------------------------
						   $86,669
--------------------------------------------------------------------------------

The Company has determined that it will be able to realize a tax benefit of $402 relating to these state net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $4,546, which is fully reserved for) are expected to expire unused.

The following is an analysis of the difference between the United States statutory income tax rate and the Company's effective income tax rate:

--------------------------------------------------------------------------------
					1995         1994      1993
--------------------------------------------------------------------------------
United States statutory income
  tax rate                              35.0%       (35.0)%    35.0%
Increase (decrease) resulting from:
  State and local income taxes,
   net of United States tax effect       4.9          7.7       5.3
  Dividend received deduction             --         (2.9)     (3.8)
  Write-off/amortization of goodwill      --          4.9       1.7
  Meals and entertainment                2.0          5.5       2.3
  Difference in effective tax rate
   of foreign operations and
   projects, net of United States
   tax effect                            4.3         12.1      33.8
  Adjustment of prior years'
   federal income tax accruals,
   net of interest effect                 .9           .7      23.8
  Adjustment of prior years' state
   income tax accruals, net of
   United States tax effect               --          2.0       7.1
  Utilization of net operating loss
   carryforwards of
   foreign operations                   (6.1)          --     (15.9)
  Deferred taxes-- impact of
   increase in federal statutory
   rate on prior years                    --           --      12.6
  Sale of subsidiaries-- capital
   loss carryforward                    (2.4)          --        --
  Other                                 (2.0)        (6.0)      2.5
--------------------------------------------------------------------------------
Effective income tax rate               36.6%       (11.0)%   104.4%
--------------------------------------------------------------------------------

Income (loss) before income taxes and cumulative effect of a change in accounting principle were:

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


--------------------------------------------------------------------------------
			     1995          1994        1993
--------------------------------------------------------------------------------
Domestic                    $15,861       $(9,548)    $3,046
Foreign                       7,610           776      5,407
--------------------------------------------------------------------------------
			    $23,471       $(8,772)    $8,453
--------------------------------------------------------------------------------

On January 1, 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes. As a result of this accounting change, the cumulative effect from prior periods increased net income for 1993 by $2,322, or $.16 per share.

In 1993, the Company settled all issues raised in connection with the examination of the Company's income tax returns for the years 1985 and 1987 through 1989. The settlement of these issues resulted in an additional net charge of $2,015 in 1993. The Company's income tax returns for years through 1991 have been examined with no significant effect on the consolidated financial statements.

The Omnibus Budget Reconciliation Act of 1993 raised the statutory federal income tax rate on corporations from 34% to 35%. The effect of this 1% increase in the tax rate on the Company's net deferred tax liabilities was a charge to income of $1,131, or $.08 per share in 1993.

(F)   U.S. GOVERNMENT SECURITIES

U.S. Government securities are debt securities comprised of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These U.S. Treasury bills and notes have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at December 31, 1995 and 1994 was $54,722 and $74,624, respectively, the amortized cost basis at December 31, 1995 and 1994 was $54,899 and $74,685, respectively, and the net unrealized holding loss at December 31, 1995 and 1994 was $177 and $61, respectively.

(G)   FIXED ASSETS

Following is a summary of fixed assets at December 31:

--------------------------------------------------------------------------------
						      1995      1994
--------------------------------------------------------------------------------
Office buildings and other real estate              $132,413  $161,571
Furniture and equipment                              137,666   133,006
Cold storage property, plant and equipment            52,219    50,568
Oil and gas properties                                    --    29,657
Wastepaper recycling property, plant and equipment    55,418       450
Construction in progress                                  --    38,183
--------------------------------------------------------------------------------
						     377,716   413,435
Less accumulated depreciation,
   depletion and amortization                        165,120   179,566
--------------------------------------------------------------------------------
Fixed assets, net                                   $212,596  $233,869
--------------------------------------------------------------------------------

Fixed assets includes computer equipment under capital leases of $6,934 at December 31, 1995 and $7,037 at December 31, 1994; related amounts included in accumulated depreciation, depletion and amortization were $4,525 at December 31, 1995 and $3,742 at December 31, 1994. Depreciation expense was $16,785 for 1995, $18,133 for 1994, and $18,349 for 1993. At December 31, 1994 office buildings and other real estate included property of a subsidiary's office and business center in Tampa, Florida of $29,331 and related accumulated depreciation of $7,439.

(H)  BANK LOANS

In 1995, a subsidiary of the Company entered into a $14,750 credit agreement with a bank for financing of the subsidiary's activities performed under a client's contract for engineering services. The agreement was collateralized by an assignment of the contract to the bank and payments received from the client are applied to outstanding borrowings which incur interest based on one quarter of one percent above the London Interbank Offered Rate (LIBOR). At December 31, 1995, there was $8,200 outstanding under the credit agreement. The weighted average interest rate was 6.25% for 1995.

(I)  LONG-TERM DEBT

Long-term debt consists of the following at December 31:

--------------------------------------------------------------------------------
					    1995          1994
--------------------------------------------------------------------------------
Mortgage loans:
  Due in 1996, interest at 9.13%         $ 2,188      $ 4,180
  Due in 1998, interest at 7.35%              --       19,663
  Due in 2009, interest at 6.44%          26,656       27,914
Construction loans                        65,000       39,989
Capitalized lease obligations              1,777        2,884
--------------------------------------------------------------------------------
					  95,621       94,630
Less current portion                      20,944        4,988
--------------------------------------------------------------------------------
Total long-term debt                     $74,677      $89,642
--------------------------------------------------------------------------------

In March 1994, a limited partnership in which a subsidiary of the Company owns a 94.3% interest, entered into an agreement with various lending institutions for a nonrecourse construction loan of $62,500 for the construction of a wastepaper recycling plant with interest payable monthly on the average outstanding balance based on LIBOR and commercial paper rates. In December 1994, an additional loan agreement was entered into for $2,500, bringing the total construction loans to $65,000. The loans are collateralized by the plant. As of December 31, 1995, interest rates on outstanding borrowings ranged from 7.10% to 9.29%. As of December 31, 1994, interest rates on outstanding borrowings ranged from 6.94% to 9.81%. Upon completion of the provisional acceptance test, the construction loans will be converted to a senior loan and a subordinated loan. The senior loan will have an eight-year term and be for $32,500 at either a fixed or variable interest rate based upon current market rates at the date of conversion. The subordinated loan will have an eleven-year term and be for $16,250 at a fixed rate based upon current market rates at the date of conversion. The senior loan will require principal payments of $2,600 for 1996 and $3,575 for 1997 through 2000. The balance of the construction loans will be paid by cash equity contributions of $16,250 in 1996. This amount is included as a component of the current portion of long-term debt.

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


The Company and its subsidiaries have mortgage loans collateralized by office buildings and other real estate with a net book value of $49,075 at December 31, 1995. The 9.13% mortgage loan was incurred in connection with a subsidiary's purchase of an office building and principal and interest is payable monthly. A subsidiary of the Company has a 6.44% mortgage loan obtained to finance the acquisition of land and the construction of an office building occupied by an engineering subsidiary of the Company. The office building was completed and opened in early 1994. Principal payments required on long-term debt in the years 1996 through 2000 are $4,694, $1,667, $1,750, $1,783, and $1,736, respectively.

(J)  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

--------------------------------------------------------------------------------
					 1995          1994
--------------------------------------------------------------------------------
Salaries and benefits                   $15,995       $14,905
Insurance premiums                       13,820        12,670
Severance                                 1,467         9,047
Other                                    12,026        19,080
--------------------------------------------------------------------------------
Total accrued liabilities               $43,308       $55,702
--------------------------------------------------------------------------------

(K)  OTHER LIABILITIES

Other liabilities include the accrued cost of the Employee Stock Ownership Plan of $11,815 at December 31, 1995 and $14,016 at December 31, 1994.

(L)  COMMITMENTS AND CONTINGENCIES

Rental expense was $5,900 in 1995, $7,200 in 1994 and $12,600 in 1993. The
Company and subsidiaries have leases for office space, computer equipment and other office equipment with varying lease terms. All noncancelable leases have been categorized as either capital or operating and under most leasing arrangements the Company and subsidiaries pay the property taxes, insurance and maintenance and expenses related to the leased properties. Future minimum lease payments, net of sublease income, under long-term leases as of December 31, 1995 are as follows:

--------------------------------------------------------------------------------
					 Capital      Operating
					 Leases        Leases
--------------------------------------------------------------------------------
1996                                     $1,239       $ 7,100
1997                                        253         5,500
1998                                        237         5,300
1999                                        158         4,600
2000                                         --         3,800
2001 and thereafter                          --        27,900
--------------------------------------------------------------------------------
Total minimum lease payments              1,887       $54,200
						      -------
Amount representing interest                110
-----------------------------------------------
Present value of minimum lease payments  $1,777
--------------------------------------------------------------------------------

The current portion of the present value of the minimum lease obligations under capital leases as of December 31, 1995 amounted to $1,170.

The Company and certain subsidiaries have been named as defendants, along with others, in legal actions claiming damages in connection with engineering and construction projects and other matters. Most such actions involve claims for personal injury or property damage which occur from time to time in connection with services performed relating to project or construction sites, and for which coverage under appropriate insurance policies usually applies; other actions arise in the normal course of business including employment-related claims and contractual disputes for which insurance coverage or other contractual provisions may or may not apply. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by subsidiaries of the Company, and often such matters may be resolved without going through a complete and lengthy litigation process. In 1994, a subsidiary of the Company settled two contract-related lawsuits for $900, which were expensed in 1994. In addition, with respect to another case involving performance on a client contract, it is probable that the final outcome of the case will result in a liability. Based on opinion of counsel, $3,800 and $1,200 was expensed in 1994 and 1993, respectively. Management believes it is probable that any liability in excess of the amounts expensed would be fully covered and paid by applicable insurance carriers. Losses in excess of existing insurance coverage are considered unlikely.

Several of the legal matters referred to in Note M in the Annual Report to Shareholders for the year 1994 have been resolved. In 1993, in a contract related lawsuit, a jury returned a verdict against a subsidiary of the Company for which a provision had been made. As a result, in May of 1995, payment was made of $4,936 representing satisfaction of a judgment against a subsidiary of the Company. In another legal action to recover damages, attorneys' fees and other monetary relief from insurance carriers, a settlement in which a subsidiary of the Company received $16,000 was reached in the third quarter of 1995. This settlement, after reduction for current and deferred legal expenses of $8,780, was recognized as a gain of $7,220 in the third quarter of 1995.

The Company continues to have possible liabilities relating to environmental pollution. In the third quarter of 1995, a settlement was recorded relating to environmental matters for which a charge of $2,500 was incurred, representing the amount of the settlement net of cash received from insurance carriers of $1,500.

The Company and two of its subsidiaries are named as defendants, along with others, in one legal action brought by, and have received other claims from, private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. No governmental authority has sought similar redress from the Company or its subsidiaries (except in the case of one subsidiary in limited connection with claims made with respect to clients of that subsidiary) nor has the Company been found to be a Potentially Responsible Party by the Federal or any

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, management believes that it has valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

Management believes, on the basis of its examination and consideration of these matters and such possible liabilities, including consultation with counsel, that none of these legal actions, nor such possible liabilities, will result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements.

A subsidiary of the Company owns a 94.3% interest in a limited partnership which is constructing a wastepaper recycling plant in Auburn, Maine. The Company has outstanding bank letters of credit in the amount of $19,001 at December 31, 1995 in favor of the banks financing the project to assure that certain financial obligations with respect to the project will be met.

A subsidiary of the Company is a partner in a joint venture in an electric cogeneration facility, which commenced operations in late 1992. An additional equity investment of $5,000 was made in 1993 resulting in a total investment of $6,000 which approximates the carrying value at December 31, 1995. The Company has obtained bank letters of credit amounting to $1,500 at December 31, 1995 and 1994, in favor of the bank financing the project to assure that certain financial obligations with respect to the project will be met.

Another subsidiary of the Company is a partner in a joint venture to construct an oriented-strand board mill in New Brunswick, Canada. An equity investment of $3,565 was made in 1994, which approximates the carrying value at December 31, 1995. No additional investments were made in 1995.

In 1995, a subsidiary of the Company entered into an agreement with a bank for a line of credit totaling $15,000. Borrowings under this agreement are to be used for general corporate purposes and incur interest based on 1/4% above LIBOR. At December 31, 1995, no amounts were outstanding under the line of credit.

Foreign subsidiaries of the Company have an overdraft banking facility of $3,100 and lines of credit totaling $8,600, which are used for general corporate purposes. The overdraft banking facility incurs interest based on 1% over the bank's published rate. A commitment fee of 1/8% per annum is paid to the banks on the unused portion of the lines of credit. At December 31, 1995, no amounts were outstanding under the lines of credit or the overdraft banking facility.

At December 31, 1995, subsidiaries of the Company have contingent liabilities of approximately $17,735 arising from guarantees to banks for credit facilities extended to affiliates for general operating purposes.

The Company and its subsidiaries place their cash and cash equivalents and U.S. Government securities with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution.

(M)  TREASURY STOCK

In July 1994, the Board of Directors authorized a program to repurchase 1,000,000 shares of Company Common Stock. In July 1995, the Board of Directors authorized an increase in the share repurchase program to 2,500,000 shares. The amount and timing of share purchases will depend on market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time. The Company acquired 754,443 shares under the program in 1995. In 1994, 366,543 shares were acquired, of which 363,324 represent purchases under the program.

(N)  COMMON STOCK

The Company had previously credited Common Stock with the excess of market value over the cost of treasury stock issued under the Company's various stock plans and with certain other amounts in excess of par value received as consideration for issued shares of Common Stock. In 1995, the Company reduced Common Stock and increased Capital in Excess of Par Value of Common Stock with the total of the amount in excess of the par value of all issued shares. This reclassification resulted in a decrease in Common Stock and a corresponding increase in Capital in Excess of Par Value of Common Stock of $47,440 at December 31, 1994 and $47,482 at December 31, 1993, respectively. There is no change in total Shareholders' Equity resulting from this reclassification.

(O)  EMPLOYEE STOCK OWNERSHIP AND
     RESTRICTED STOCK PLANS

Under the terms of the Employee Stock Ownership Plan, the Company and participating subsidiaries make contributions to a trust which can acquire from the Company up to 5,000,000 shares of Common Stock of the Company, for the exclusive benefit of participating employees.

The notes receivable from the Employee Stock Ownership Trust (ESOT), received as consideration by the Company for the 4,000,000 shares of Common Stock sold to the Trust in prior years, are payable in level payments of principal and interest over 20 years. The last sale of shares to the ESOT by the Company occurred in 1985. At December 31, 1995, the balance of the notes receivable from the Trust was $25,477. The unamortized cost of the shares is being funded by annual contributions necessary to enable the Trust to meet its current obligations, after taking into account dividends received on the Common Stock held by the Trust. The net cost of the Plan is being amortized over 20-year periods from the dates of acquisition of shares. The charge to income was $1,555 in 1995, $1,560 in 1994 and $1,562 in 1993.

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


In May 1995, the number of shares of Common Stock remaining available for future awards under the Restricted Stock Plan was reduced. Under the terms of the Plan, which will terminate June 1, 1998 unless extended, the Company may award up to a total of 250,000 shares after giving effect to the reduction mentioned above of the Common Stock of the Company to key employees. Restricted Stock Plan awards of 6,000 shares in 1995 and 22,000 shares in 1993, previously held in the Treasury, were granted subject to the restrictions described in the Plan. There were no such awards granted in 1994. The market value of the shares awarded is being charged to income over the vesting period of five years. At December 31, 1995, 1,723,000 shares have been awarded, net of shares forfeited, and the unamortized portion of the market value was $336.

(P)   STOCK OPTION PLAN AND STOCK PLAN

On May 11, 1995, the Shareholders approved the 1995 Stock Option Plan and the 1995 Stock Plan for Non-Employee Directors. Under the 1995 Stock Option Plan, key employees are eligible to receive options either as incentive stock options as defined under the Internal Revenue Code, or as nonqualified options to purchase shares of the Company's Common Stock. Non-employee directors may be granted only nonqualified options. The exercise price of any option granted under the Stock Option Plan may not be less than the fair market value as of the date of grant and such options may not be exercisable later than ten years from the date of grant. Nonqualified options to purchase 2,000 shares were granted to each non-employee director as of the effective date of the Stock Option Plan and have been or will be granted to each new non-employee director upon initial election or appointment to the Board of Directors. Thereafter on a yearly basis, nonqualified options to purchase 1,000 shares will be granted to each non-employee director. The total number of shares to be issuable under the Stock Option Plan may not exceed 750,000 shares. During 1995, nonqualified options for 20,000 shares were awarded to non-employee directors at exercise prices ranging from $30.25 to $36.00, nonexercisable for the first six months. Nonqualified options for 142,500 shares were awarded to designated key employees at exercise prices ranging from $31.00 to $36.50, and are nonexercisable for the first three years. During 1995, options with respect to 27,000 shares terminated unexercised.

A summary of stock option transactions follows:

--------------------------------------------------------------------------------
						      1995
--------------------------------------------------------------------------------
Outstanding January 1                                     --
  Options granted                                    162,500
  Options cancelled                                   27,000
  Options exercised                                       --
--------------------------------------------------------------------------------
Outstanding December 31                              135,500
--------------------------------------------------------------------------------

At December 31, 1995, options for 16,000 shares were exercisable and 614,500 shares were available for grant. Per share option prices ranged from $30.25 to $36.50.

Under the 1995 Stock Plan, non-employee directors of the Company will receive grants of shares of Common Stock in payment of their annual retainer and may elect to receive director meeting fees in Common Stock. The total number of shares to be issued under the Stock Plan may not exceed 100,000 shares. During 1995, 2,252 shares were issued to non-employee directors.

(Q)  RETIREMENT PLANS

The Company and its domestic subsidiaries have a noncontributory defined benefit plan covering executive, administrative, technical and other employees. The benefits of this plan are based primarily on years of service and employees' career average pay. The Company's policy is to make contributions which are equal to current year cost plus amortization of prior service cost, except as limited by full funding restrictions. Plan assets consist principally of common stocks, bonds and U.S. Government obligations.

The Company's foreign subsidiaries in the United Kingdom and Canada have defined benefit plans covering executive, administrative, technical and other employees. The U.K. plan is contributory and the benefits are based primarily on years of service and employees' average pay during their last ten years of service. The Canada plan is noncontributory and the benefits are based primarily on years of service and employees' career average pay. The Company's policy is to make contributions which are equal to the current year cost plus amortization of prior service cost. Plan assets consist principally of common stocks and bonds.

Pension related items for the plans include the following components:

--------------------------------------------------------------------------------
1995                                  Domestic      Foreign      Total
--------------------------------------------------------------------------------
Service cost-benefits earned
  during the year                     $  6,557       $1,346   $  7,903
Interest cost on projected
  benefit obligation                    29,757        3,078     32,835
Actual return on assets               (112,938)      (3,376)  (116,314)
Net amortization and deferral           61,449         (296)    61,153
--------------------------------------------------------------------------------
Net pension cost (credit)              (15,175)         752    (14,423)
Incentive Retirement Program charges     2,112           --      2,112
--------------------------------------------------------------------------------
Total pension related items           $(13,063)      $  752   $(12,311)
--------------------------------------------------------------------------------

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


--------------------------------------------------------------------------------
1994                           Domestic       Foreign   Total
--------------------------------------------------------------------------------
Service cost-benefits earned
  during the year              $  7,630       $1,395   $  9,025
Interest cost on projected
  benefit obligation             28,593        2,930     31,523
Actual return on assets           1,518          329      1,847
Net amortization and deferral   (50,975)      (4,200)   (55,175)
--------------------------------------------------------------------------------
Net pension cost (credit)       (13,234)         454    (12,780)
Curtailment gain                   (357)          --       (357)
--------------------------------------------------------------------------------
Total pension related items    $(13,591)      $  454   $(13,137)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1993                                  Domestic      Foreign    Total
--------------------------------------------------------------------------------
Service cost- benefits earned
  during the year                     $ 8,561       $1,455    $10,016
Interest cost on projected
  benefit obligation                   27,332        2,941     30,273
Actual return on assets               (56,275)      (3,401)   (59,676)
Net amortization and deferral           6,429         (359)     6,070
--------------------------------------------------------------------------------
Net pension cost (credit)             (13,953)         636    (13,317)
Incentive Retirement Program charges    8,992           --      8,992
Curtailment gain                           --       (1,072)    (1,072)
--------------------------------------------------------------------------------
Total pension related items           $(4,961)      $ (436)   $(5,397)
--------------------------------------------------------------------------------

In the fourth quarter of 1995, a voluntary Incentive Retirement Program was offered to and accepted by employees of the parent company, Stone & Webster, Incorporated. Total Program costs of $2,315 ($1,416, or $.10 per share, after tax), including $203 for incentive benefits from a nonqualified Supplemental Retirement Plan, representing the actuarially determined present value of Program benefits, were charged to costs and expenses with corresponding offsets to prepaid pension cost of $2,112 and $203 to accrued liabilities.

In 1994, the Company recorded a curtailment gain of $357 resulting from employee terminations. The curtailment was determined as of July 1, 1994. The employee terminations caused a significant reduction in defined benefit accruals for present employees' future services. The net credit of $357 attributable to the curtailment comprises two components: a curtailment gain of $4,206 resulting from a reduction in the projected benefit obligation of the curtailed group and a loss of $3,849 due to accelerated recognition of prior service costs for the terminated employees.

In 1993, the Company offered an Incentive Retirement Program for employees of two of its subsidiaries. In excess of two hundred employees elected to retire under this Program. Total Program costs of $9,081 ($5,460, or $.36 per share, after tax), including $89 for incentive benefits from a nonqualified Supplemental Retirement Plan, representing the actuarially determined present value of Program benefits, were charged to costs and expenses with a corresponding offset to prepaid pension cost of $8,992 and $89 to accrued liabilities.

In 1993, a foreign subsidiary of the Company recorded a curtailment gain of $1,072, resulting from employee terminations. The terminations caused a significant reduction in defined benefit accruals for present employees' future services.

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

A reconciliation of the domestic plan's funded status to the balance sheet prepaid pension cost is as follows at December 31:

--------------------------------------------------------------------------------
					1995          1994
--------------------------------------------------------------------------------
Actuarial present value of benefits:
  Vested benefit obligation           $(413,459)    $(330,993)
--------------------------------------------------------------------------------
  Accumulated benefit obligation      $(417,779)    $(333,719)
--------------------------------------------------------------------------------
  Projected benefit obligation        $(437,128)    $(348,706)
Plan assets at fair value               545,734       454,757
--------------------------------------------------------------------------------
Excess of assets over projected
  benefit obligation                    108,606       106,051
Unrecognized prior service cost          14,268        16,061
Unrecognized net loss                    21,735        19,818
Unrecognized net transition (asset)     (30,415)      (40,799)
--------------------------------------------------------------------------------
Prepaid pension cost                  $ 114,194   $   101,131
--------------------------------------------------------------------------------

The plan's funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using assumed discount rates of 7.25% at December 31, 1995, and 8.75% at December 31, 1994 and assumed long-term rate of compensation increases of 4.5%, and 5% at December 31, 1995, and December 31, 1994, respectively. Pension cost was determined using an assumed long-term rate of return on plan assets of 9.75% at January 1, 1995, 9.75% at July 1, 1994 and 9.5% at January 1, 1994 and 10% for 1993.

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)


A reconciliation of the foreign plans' funded status to the balance sheet accrued pension cost is as follows at December 31:

--------------------------------------------------------------------------------
					 1995           1994
--------------------------------------------------------------------------------
Actuarial present value of benefits:
  Vested benefit obligation            $(34,898)     $(31,909)
--------------------------------------------------------------------------------
  Accumulated benefit obligation       $(34,898)     $(31,909)
--------------------------------------------------------------------------------
  Projected benefit obligation         $(42,265)     $(37,796)
Plan assets at fair value                42,625        39,606
--------------------------------------------------------------------------------
Excess of assets over projected
  benefit obligation                        360         1,810
Unrecognized prior service cost             193           227
Unrecognized net loss                     1,530           304
Unrecognized net transition (asset)      (2,371)       (2,693)
--------------------------------------------------------------------------------
Accrued pension cost                   $   (288)     $   (352)
--------------------------------------------------------------------------------

Accrued pension cost is included in the consolidated balance sheets in accrued liabilities. The plans' funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using an assumed weighted discount rate of 8% at December 31, 1995 and 1994, and an assumed weighted long-term rate of compensation increase of 6.1%. Pension cost was determined using an assumed long-term rate of return on plan assets of 8.7% for 1995, 1994 and 1993.

(R)   INTERNATIONAL SUBSIDIARIES

The net income (loss) and net assets of international subsidiaries amounted to $5,173 and $14,153 in 1995, $(844) and $8,959 in 1994 and $2,551 and $10,615 in
1993, respectively.

(S)   BUSINESS SEGMENTS

The Company, through its subsidiaries, is principally engaged in providing professional engineering, design, construction, consulting and full environmental services for power, process, industrial and governmental projects worldwide. The Company's cold storage business offers consolidated distribution of frozen products for food processors and others throughout the southeastern United States. Although the Company has numerous clients and is not dependent on any single client, one or a few clients may contribute a substantial portion of the Company's consolidated revenue in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of years. The Engineering, Construction and Consulting services segment had clients who accounted for 10% or more of consolidated revenue as follows: one client in 1995
- 13%; two clients in 1994 - 11% and 18% and one client in 1993 - 22%. The Cold Storage and related activities business segment had no single client providing 10% or more of consolidated revenue.

Information regarding business segments is shown on page A-27 and is incorporated herein.

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

(T)   QUARTERLY FINANCIAL DATA (Unaudited)

------------------------------------------------------------------------------------------------------
1995                                     First       Second        Third        Fourth           Total
				       Quarter      Quarter      Quarter       Quarter
------------------------------------------------------------------------------------------------------
Revenue                               $222,529     $230,687     $219,160     $330,443       $1,002,819
Operating Income                         7,534       11,937        7,112        8,458           35,041
Income (Loss) before Income Taxes        8,376       12,400        7,828       (5,133)          23,471
Net Income (Loss)                        4,704        7,946        4,984       (2,754)(2)       14,880
Net Income (Loss) per Share (1)           0.32         0.55         0.35        (0.18)            1.04
------------------------------------------------------------------------------------------------------

(1)  Net income (loss) per share includes the following special items:

Pension related items                     0.15         0.14         0.16         0.07             0.52
Asset divestitures                          --           --           --        (0.52)           (0.52)
------------------------------------------------------------------------------------------------------
Total special items                       0.15         0.14         0.16        (0.45)              --

(2) Includes after-tax loss on sale of Oil and Gas Production and Real Estate Development businesses of $7,511.


-------------------------------------------------------------------------------------------------------
1994                                    First       Second        Third          Fourth           Total
				      Quarter      Quarter      Quarter         Quarter
-------------------------------------------------------------------------------------------------------
Revenue                              $190,882     $189,418     $193,783        $205,172        $779,255
Operating Income                      (19,688)      (4,883)      (1,789)        (15,737)        (42,097)
Income (Loss) before Income Taxes     (19,454)      (4,763)       8,410           7,035          (8,772)
Net Income (Loss)                     (12,921)      (3,989)       5,182(4)        3,921(4)       (7,807)
Net Income (Loss) per Share (3)         (0.86)       (0.27)        0.35            0.26           (0.52)
-------------------------------------------------------------------------------------------------------

(3)  Net income (loss) per share includes the following special items:

Severance                               (0.25)       (0.14)       (0.03)          (0.42)          (0.84)
Pension related items                    0.11         0.11         0.18            0.14            0.54
Asset divestitures                         --           --         0.43            0.99            1.42
-------------------------------------------------------------------------------------------------------
Total special items                     (0.14)       (0.03)        0.58            0.71            1.12

(4) Includes after-tax gain on sale of investment securities of $6,449 in the third quarter and $14,759 in the fourth quarter.




A substantial portion of the Company's business is derived from long-term engineering and construction contracts. Revenue is determined on the percentage-of-completion method. Under this method, revisions to earnings estimates recorded in any quarterly period may be adjustments to revenue and cost of revenue recognized in prior periods and may in turn be further adjusted during subsequent quarters. Accordingly, historical results may vary from quarter to quarter.

		 Stone & Webster, Incorporated and Subsidiaries


		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

(U) FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1995 follow:

The carrying amounts for cash and cash equivalents and U.S. Government securities approximate their fair values because of the short maturity of the instruments.

Long-term debt, excluding capital lease obligations, consists of construction loans relating to a wastepaper recycling plant in Auburn, Maine and mortgage loans relating to office buildings. The fair value of the construction loans approximates the carrying value at December 31, 1995. The carrying value of the mortgage loans for a subsidiary's office buildings was $28,844 compared with a fair value of $28,564 based on quoted market prices for similar issues or on current rates available to the Company for debt with similar terms and maturities.

To manage its exposure to fluctuations in foreign currency exchange rates, a subsidiary of the Company entered into several foreign exchange forward contracts in connection with the purchase of equipment under engineering and procurement service contracts. The foreign exchange forward contracts have varying maturities with none exceeding one year. As of December 31, 1995 the notional amount of foreign exchange forward contracts outstanding was $3,397. The fair value and unrealized loss on these contracts was $142 and $220, respectively, at December 31, 1995.

The Company and its subsidiaries have entered into other financial agreements in the normal course of business. These agreements, which by their nature contain potential risk of loss, include lines of credit, letters of credit, performance bonds and performance guarantees. The fair values of the lines of credit, letters of credit, performance bonds and performance guarantees are estimated at $265 based on the fees paid to obtain the obligations.

(V)   RECLASSIFICATIONS

In 1995, the Company changed its reporting to present Operating Income (Loss) and has reclassified profits on investment securities and dividend and interest income from revenue to a new caption - Other Income (Deductions). Certain other miscellaneous revenue was reclassified to operating costs. As a result of these reclassifications, total revenue decreased by $38,966 and $6,786, operating expenses decreased by $1,741 and $2,540, and other income (deductions) increased by $37,225 and $4,246, for 1994 and 1993, respectively, with no effect on net income.

In 1995, the Company restated its Common Stock account to reflect the amount equal to the par value of the shares issued. The account Capital in Excess of Par Value of Common Stock reflects the excess over par value of the amount of consideration received for issued shares and the excess of the market value over the cost of shares issued from treasury stock under Company plans. There is no change in total Shareholders' Equity.

In 1994, the Company changed its presentation of reporting gross earnings to a format reflecting total revenue, costs of revenue and selling, general and administrative expenses to be more consistent with industry practice, in its Engineering, Construction and Consulting business.

		 Stone & Webster, Incorporated and Subsidiaries


			     SELECTED FINANCIAL DATA

	(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
										Years ended December 31,
							     1995          1994           1993           1992          1991
---------------------------------------------------------------------------------------------------------------------------

Revenue: (6)
  Engineering, Construction and Consulting services   $   969,284   $   748,614    $ 1,013,265    $   944,787   $   927,226
  Cold Storage and related activities                      21,188        17,280         16,914         15,698        15,348
  Other                                                    12,347        13,361         16,130         15,689        16,211
---------------------------------------------------------------------------------------------------------------------------
     Total revenue                                    $ 1,002,819   $   779,255    $ 1,046,309    $   976,174   $   958,785
---------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) (4 and 6)                     $    35,041   $   (42,097)   $     6,813    $    17,335   $    24,447
Income (Loss) from Continuing Operations              $    14,880   $    (7,807)   $      (370)   $     9,340   $    16,417
Net Income (Loss)  (1, 2, 3 and 4)                    $    14,880   $    (7,807)   $     1,952    $    12,815   $    17,605
---------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding                   14,376,000    14,907,000     14,978,000     14,999,000    15,055,000
---------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Per Share    $      1.04   $      (.52)   $      (.03)   $       .62   $      1.08
Net Income (Loss) Per Share (1, 2, 3 and 4)           $      1.04   $      (.52)   $       .13    $       .85   $      1.17
---------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share                          $       .60   $       .60    $       .60    $       .60   $       .60
---------------------------------------------------------------------------------------------------------------------------
Total Assets (5)                                      $   716,772   $   678,384    $   683,579    $   623,493   $   609,828
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                        $    74,677   $    89,642    $    47,739    $    24,768   $    28,022
---------------------------------------------------------------------------------------------------------------------------

Notes:   (1)  Reflects gain or loss on sale of assets, which decreased net
	      income by $7,511, or $.52 per share in 1995, increased net income by $21,208, or $1.42 per share in 1994 as explained in Note C to the Consolidated Financial Statements and $2,802, or $.19 per share in 1992.

	 (2) Includes an extraordinary item from utilization of foreign subsidiaries' net operating loss carryforwards, which increased net income by $246, or $.02 per share in 1992, and $1,188, or $.09 per share in 1991.

	 (3) Includes cumulative effect of a change in accounting principle, which increased net income by $2,322, or $.16 per share in 1993 and $3,229, or $.21 per share in 1992.

	 (4) Includes costs associated with the Incentive Retirement Program of $1,416, or $.10 per share in 1995, pension curtailment gains which increased net income by $218, or $.02 per share in 1994 and by $1,072, or $.07 per share in 1993, severance costs which decreased net income by $12,596, or $.84 per share in 1994, $4,967, or $.33
	      per share in 1993 and by $1,881, or $.13 per share in 1992, and costs which decreased net income in 1993 as follows: $5,460, or $.36 per share, associated with the Incentive Retirement Program; $1,131, or $.08 per share, relating to an increase in the statutory federal income tax rate on corporations from 34% to 35%; $2,340, or $.16 per share, relating to a judgment against a subsidiary of the Company and $2,015, or $.13 per share, relating to an IRS settlement in connection with prior years' income tax returns .

      (5) Total assets at December 31, 1993 includes an increase of $38,423, as a result of carrying investment securities at a fair market value of $40,836, due to the adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

      (6) Certain reclassifications have been made in the prior years' data to conform with the 1995 presentation. See Notes A and V to the Consolidated Financial Statements.

--------------------------------------------------------------------------------

			 MARKET AND DIVIDEND INFORMATION

--------------------------------------------------------------------------------

Principal Market - New York Stock Exchange

--------------------------------------------------------------------------------
			      SALES PRICE OF                      DIVIDENDS PAID
			       COMMON SHARES                        PER SHARE
--------------------------------------------------------------------------------
			1995                   1994               1995      1994
--------------------------------------------------------------------------------
Quarter           High        Low         High       Low
--------------------------------------------------------------------------------
First            34 1/8      31 1/4      31 5/8     27 1/4        $.15      $.15
Second           32          27 1/4      33 7/8     29 5/8         .15       .15
Third            40          29 1/2      33 3/4     31 7/8         .15       .15
Fourth           38 1/8      32 5/8      34         31 3/4         .15       .15
--------------------------------------------------------------------------------

The Company has purchased and may continue to purchase from time to time additional shares of its Common Stock for general corporate purposes on the New York Stock Exchange, or otherwise. However, there is no assurance that the Company will continue to purchase shares of its Common Stock. Also see Note M to the Consolidated Financial Statements. The approximate number of record holders of Common Stock as of December 31, 1995 was 6,200. The Common Stock is also listed for trading on the Boston Stock Exchange.

		 Stone & Webster, Incorporated and Subsidiaries



				    REPORT OF
				   MANAGEMENT


The management of Stone & Webster, Incorporated is responsible for the preparation of the financial statements and related notes included in this annual report to shareholders. The financial statements have been prepared in conformity with generally accepted accounting principles and accordingly include certain amounts which represent management's best estimates and judgments.

Management maintains internal systems to assist it in fulfilling its responsibility for financial reporting, including careful selection of personnel, segregation of duties and the maintenance of formal accounting and reporting policies and procedures. While no system can ensure elimination of all errors and irregularities, the systems have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. These systems are reviewed and modified in response to changing conditions. Management believes that the Company's system of internal controls is adequate to accomplish the objectives discussed herein.

The system is supported by an internal auditing function that operates worldwide and reports its findings to management throughout the year. The Company's independent accountants are engaged to express an opinion on the year-end financial statements. The independent accountants review and test the system of internal accounting controls and the data contained in the financial statements to the extent required by generally accepted auditing standards as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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



Edward J. Walsh                          Jeremiah P. Cronin
Acting President and                     Executive Vice President and
Chief Executive Officer                  Chief Financial Officer

		 Stone & Webster, Incorporated and Subsidiaries


			  BUSINESS SEGMENT INFORMATION

		(See Note S to Consolidated Financial Statements.
		     All dollar amounts are in thousands.)


BUSINESS SEGMENTS

--------------------------------------------------------------------------------
				   1995          1994         1993
--------------------------------------------------------------------------------
REVENUE (1)
  Engineering, Construction and
   Consulting services           $  969,284     $748,614   $1,013,265
  Cold Storage and related
   activities                        21,188       17,280       16,914
  Other (2)                          12,347       13,361       16,130
--------------------------------------------------------------------------------
Total Revenue                    $1,002,819     $779,255   $1,046,309
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS) (3)
  Engineering, Construction and
   Consulting services           $   38,941     $(37,709)  $    8,819
  Cold Storage and related
   activities                         7,783        5,927        5,274
  Other (2)                           1,244          395        1,306
  General Corporate                 (12,927)     (10,710)      (8,586)
--------------------------------------------------------------------------------
Operating Income (Loss)          $   35,041     $(42,097)  $    6,813
--------------------------------------------------------------------------------
  Interest and Dividend Income        6,422        5,123        4,246
  Interest Expense                   (5,549)      (3,900)      (2,606)
  Gain (Loss) on sale of assets     (12,443)      32,102           --
--------------------------------------------------------------------------------
Income before Taxes              $   23,471     $ (8,772)  $    8,453
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS (4)
  Engineering, Construction and
   Consulting services           $  595,699     $492,650   $  477,905
  Cold Storage and related
   activities                        35,143       35,798       35,015
  Other (2)                           1,273       68,679       68,981
  General Corporate                  84,657       81,257      101,678
--------------------------------------------------------------------------------
Total Identifiable Assets        $  716,772     $678,384   $  683,579
--------------------------------------------------------------------------------
DEPRECIATION, DEPLETION
     AND AMORTIZATION
  Engineering, Construction and
   Consulting services           $   14,219     $ 14,904   $   15,182
  Cold Storage and related
   activities                         1,972        1,951        2,025
  Other (2)                           3,048        2,862        2,928
--------------------------------------------------------------------------------
Total Depreciation, Depletion
  and Amortization               $   19,239    $  19,717   $   20,135
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Engineering, Construction and
   Consulting services           $   24,127    $  47,637   $   29,389
  Cold Storage and related
   activities                         1,715        2,439          863
  Other (2)                           2,120        2,268        1,427
--------------------------------------------------------------------------------
Total Capital Expenditures       $   27,962    $  52,344   $   31,679
--------------------------------------------------------------------------------

GEOGRAPHIC AREAS

--------------------------------------------------------------------------------
				1995           1994        1993
--------------------------------------------------------------------------------
 REVENUE
  United States - Domestic    $  659,926     $642,321   $  780,032
  United States - Export (5)     111,486       50,893       39,041
--------------------------------------------------------------------------------
United States - Total            771,412      693,214      819,073
--------------------------------------------------------------------------------
  International (5)              231,407       86,041      227,236
--------------------------------------------------------------------------------
Total Revenue                 $1,002,819     $779,255   $1,046,309
--------------------------------------------------------------------------------




OPERATING INCOME (LOSS)
  United States               $   40,660     $(32,386)  $    9,766
  International                    7,308          999        5,633
  General Corporate              (12,927)     (10,710)      (8,586)
--------------------------------------------------------------------------------
Operating Income (Loss)       $   35,041     $(42,097)  $    6,813
--------------------------------------------------------------------------------







IDENTIFIABLE ASSETS (4)
  United States               $  567,843     $553,096   $  539,378
  International                   64,272       44,031       42,523
  General Corporate               84,657       81,257      101,678
--------------------------------------------------------------------------------
Total Identifiable Assets     $  716,772     $678,384   $  683,579
--------------------------------------------------------------------------------

(1) Total segment revenue includes revenue from unaffiliated customers as reported in the Consolidated Statements of Operations.
(2) The Other segment includes the Oil and Gas Production and Real Estate Development businesses.
(3) The pension related items included in Operating Income (Loss) are:

--------------------------------------------------------------------------------
   (Income) Expense                       1995         1994        1993
--------------------------------------------------------------------------------
   Engineering, Construction and
      Consulting services               $(14,206)    $(12,946)   $(5,311)
   Cold Storage and related activities        91           81        144
   Other                                     (65)         (68)       (71)
   General Corporate                       1,869         (204)      (159)
--------------------------------------------------------------------------------
   Total pension related items          $(12,311)    $(13,137)   $(5,397)
--------------------------------------------------------------------------------

    Pension related items include the effect of curtailment gains and incentive retirement programs. Domestic and foreign pension related items are presented in Note Q to the Consolidated Financial Statements.
(4) Identifiable assets are those assets used in the operation of each segment. General corporate assets are composed primarily of cash and U.S. Government securities. General corporate assets at December 31,1993, includes an increase of $38,423 as a result of carrying investment securities at fair market value.
(5) Revenue principally to Asia/Pacific Rim, Canada, Europe and Middle East. Revenue did not exceed 10% of total revenue for any one geographic area.
(6) Certain reclassifications have been made in prior years' data to conform with the 1995 presentation. See Notes A and V to the Consolidated Financial Statements.

				    A-27

		Stone & Webster, Incorporated and Subsidiaries
		Schedule II - Valuation and Qualifying Accounts

		   (All dollar amounts are in thousands.)

		Col. A                   Col. B                  Col. C              Col. D       Col. E

								 Additions
					Balance at       Charged          Charged                 Balance at
					Beginning of     to Costs         to Other                End of
Description                             Period           and Expenses     Accounts  Deductions    Period

Allowance deducted from
    asset to which it applies:
     Allowance for doubtful
      accounts:
	Year ended December 31, 1995         $3,723      $712               $ --       $  668 (A)   $3,767

	Year ended December 31, 1994          2,957       647                289          170 (A)    3,723

	Year ended December 31, 1993          4,529       498                354        2,424 (A)    2,957


Note A - Uncollected receivables written off, net of recoveries

				    A-28















REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of
Directors of Stone & Webster, Incorporated:

We have audited the consolidated financial statements and the financial statement schedule of Stone & Webster, Incorporated and Subsidiaries listed in the index on page A-1 of the Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone & Webster, Incorporated and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition , in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note E to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.



						Coopers & Lybrand L.L.P.

New York, New York
February 20, 1996

Form 10-K 1995                          Stone & Webster, Incorporated

EXHIBIT INDEX

No.                    Exhibit

(3) (i)      Restated Certificate of Incorporation
              (incorporated by reference)
    (ii)     By-Laws (filed herewith)


(10) (a)     Material contracts - Restricted Stock
              Plan and form of grant (incorporated by reference)
     (b)     Material contracts - 1995 Stock Option Plan
              (incorporated by reference)
     (c) Material contracts - 1995 Stock Plan for Non-Employee Directors (incorporated by reference)
     (d) Material contracts - Form of change of control agreement (incorporated by reference)
     (e)     Material contracts - Forms of agreement with H. Kerner
             Smith relating to (i) Employment Agreement; (ii) Change of Control Employment Agreement; and (iii) Stock Option
             Grant (filed herewith)

(21)   Subsidiaries of the Registrant (filed herewith)

(23)   Consent of Independent Accountants (filed herewith)

(27)   Financial Data Schedule (filed herewith)