Form 10-Q
period 1996-03-31
STONE & WEBSTER INC
filed 1996-05-14
CIK 94601

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

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

Registrant's Telephone Number (including area code) (212) 290-7500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 13,294,505 shares as of March 31, 1996.

Form 10-Q                                                                     2.
  For the quarter ended March 31, 1996         Stone & Webster, Incorporated


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          (a) Supplementing Part I, Item 3, Legal Proceedings, in registrant's Form 10-K for the year ended December 31, 1995, Registrant and two of its subsidiaries have been named as defendants in two pending legal actions brought by Blackstone Valley Electric Company in January 1994 in the United States District Court for the District of Massachusetts (along with another company named as a defendant) and in March 1996 in the United States District Court for the District of Rhode Island, and have received other claims from private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These matters relate to business activities which took place generally in the first half of this century. No governmental authority has sought similar redress from registrant or its subsidiaries (except in the case of one subsidiary in limited connection with claims made primarily with respect to clients of that subsidiary) nor has the registrant been found to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, registrant and its subsidiaries believe that they have valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

          Registrant and one subsidiary are plaintiffs in a separate action to recover damages, attorneys' fees and other monetary relief from certain of their insurance carriers in connection with such matters. In April 1996, plaintiffs' motion for summary judgment on one carrier's duty to defend plaintiffs in two matters, including the first Blackstone action, was granted. No recognition has been made in the financial statements for any potentially recoverable amounts.

Form 10-Q                                                                     3.
  For the quarter ended March 31, 1996         Stone & Webster, Incorporated


Item 1.   Legal Proceedings. (Cont'd.)


     (b) Also see Note (H) to the consolidated financial statements filed herewith.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4)  Instruments   defining  the  rights  of  security   holders,
          including  indentures  - As of  March  31,  1996,  registrant  and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $25,506,000 principally in connection with mortgages relating to real property for two subsidiaries' office buildings, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

               (27) Financial Data Schedule.

     (b)  Reports on Form 8-K

               Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

Form 10-Q                                                                     4.
  For the quarter ended March 31, 1996         Stone & Webster, Incorporated





                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STONE & WEBSTER, INCORPORATED



                                   ______________________________
                              By:  JEREMIAH P. CRONIN
Dated:  May 13, 1996               Jeremiah P. Cronin
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Chief Financial Officer)



                                   ______________________________
                                   DANIEL P. LEVY
                                   Daniel P. Levy
                                   Corporate Controller
                                   (Principal Accounting Officer)

Form 10-Q                                                                     5.
  For the quarter ended March 31, 1996         Stone & Webster, Incorporated


                                  ATTACHMENT A


                         Stone & Webster, Incorporated
                                and Subsidiaries

                                      Index

                                                                      Page No.

Condensed Financial Statements: (Unaudited)

     Consolidated Statements of Operations -
         Three Months Ended March 31, 1996 and 1995                          6

     Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                              7-8

     Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995                          9

     Notes to Consolidated Financial Statements                          10-12

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 13-16

Form 10-Q                                                                     6.
For the quarter ended March 31, 1996         Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

               Consolidated Statements of Operations (Unaudited)

        (All dollar amounts, except per share amounts, are in thousands)


                                                          Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          1996         1995
                                                        --------      -------

Revenue (Note A)                                        $305,834     $222,529

Cost of revenue (Note D)                                 284,089      204,568
                                                        --------     --------

   Gross Profit                                           21,745       17,961

Selling, general and
   administrative expenses (Note D)                       11,530       10,427
                                                        --------     --------

Operating income (Notes A and D)                          10,215        7,534


Other income (deductions)
   Interest income                                         1,383        1,784
   Interest expense                                       (2,222)        (942)
                                                        --------     --------
                                                            (839)         842

Income before provision
   for income taxes                                        9,376        8,376

Income tax provision (Note B)                              3,844        3,672
                                                        --------     --------

Net income (Notes A, B and D)                           $  5,532     $  4,704
                                                        ========     ========

Earnings per share (Note D)                                 $.41       $  .32
                                                            ====       ======

Dividends declared per share                                $.15       $  .15
                                                            ====       ======

Average number of shares outstanding                  13,655,000   14,520,000




See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     7.
 For the quarter ended March 31, 1996          Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

                    Consolidated Balance Sheets (Unaudited)

        (All dollar amounts, except per share amounts, are in thousands)




                                              March 31,       December 31,
                                                1996               1995
                                                ----               ----

Assets

Current Assets:

   Cash and cash equivalents                   $ 44,464           $ 68,417


   U.S. Government securities, at amortized
     cost, which approximates market (Note C)    44,158             54,899

   Accounts receivable, principally trade       141,095            165,836

   Costs and revenues recognized in
     excess of billings                         100,525             64,494

   Deferred income taxes (Note B)                 6,712              7,202

   Other                                          1,617              3,153
                                               --------           --------

        Total Current Assets                    338,571            364,001


Fixed assets                                    212,264            212,596
   At cost, less accumulated depreciation,
     depletion and amortization of $168,681
     (1995-$165,120)

Prepaid pension cost (Note D)                   117,374            114,194

Other assets                                     26,804             25,981
                                                 ------             ------

                                               $695,013           $716,772
                                               ========           ========


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     8.
 For the quarter ended March 31, 1996         Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

               Consolidated Balance Sheets (Unaudited)(continued)

        (All dollar amounts, except per share amounts, are in thousands)



                                                        March 31,  December 31,
                                                          1996         1995
                                                        ---------    ---------



Liabilities and Shareholders' Equity

Current Liabilities:
  Bank loans                                            $   8,536    $   8,200
  Current portion of long-term debt (Note G)               68,969       20,944
  Accounts payable, principally trade                      46,008       56,901
  Dividend payable                                          1,994        2,078
  Billings in excess of costs and
     revenues recognized                                   64,715       66,976
  Accrued liabilities                                      46,726       43,308
  Accrued taxes                                            10,242        7,955
                                                        ---------    ---------

         Total Current Liabilities                        247,190      206,362

Long-term debt                                             25,506       74,677

Deferred income taxes (Note B)                             51,822       51,262

Other liabilities                                          23,573       22,800

Shareholders' Equity (Notes E and F)
  Preferred stock                                             -            -
    Authorized, 2,000,000 shares of no par value;
      none issued
  Common stock                                             17,731       17,731
    Authorized, 40,000,000 shares of $1 par value;
    issued, 17,731,488 shares, including shares held
    in treasury
Capital in excess of par value of common stock             50,365       50,360
Retained earnings                                         418,299      414,724
Cumulative translation adjustment                          (3,031)      (3,039)
                                                        ---------     --------
                                                          483,364      479,776
                                                        ---------     --------

Less:  Common stock in treasury, at cost                  110,652       92,292
         4,436,983 shares (1995-3,875,572)
       Employee stock ownership and restricted
         stock plans                                       25,790       25,813
                                                        ---------     --------
                                                          136,442      118,105
                                                        ---------     --------

        Total Shareholders' Equity                        346,922      361,671
                                                        ---------    ---------

                                                        $ 695,013     $716,772
                                                        =========     ========



See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     9.
 For the quarter ended March 31, 1996          Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
                  (All dollar amounts are in thousands)





                                                      3 Months Ended March 31,
                                                          1996          1995
                                                         -------       ------

Cash Flows from Operating Activities:
  Net Income                                           $  5,532      $  4,704
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization            4,384         4,960
      Deferred income taxes                               1,050         2,290
      Prepaid pension cost                               (3,180)       (3,694)
      Amortization of market value of shares issued
        under Restricted Stock Plan                          23            32
      Amortization of net cost of
        Employee Stock Ownership Plan                       386           389
      Changes in operating assets and liabilities:
        Accounts receivable                              24,741        (5,568)
        Costs and revenues recognized
          in excess of billings                         (36,031)      (11,549)
        Accounts payable                                (10,893)        4,353
        Billings in excess of costs
          and revenues recognized                        (2,261)        6,387
        Accrued liabilities                               2,362           860
        Other                                             4,205         3,549
                                                       --------      --------

  Net cash (used) provided by operating activities       (9,682)        6,713
                                                       --------      --------

Cash Flows from Investing Activities:
  Maturities of U.S. Government securities               11,040        29,075
  Purchases of U.S. Government securities                   -         (29,128)
  Purchases of fixed assets                              (4,052)       (6,601)
                                                       --------      --------

  Net cash provided (used) by investing activities        6,988        (6,654)
                                                       --------      --------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                              -           5,580
  Repayments of long-term debt                           (1,146)       (1,189)
  Increase in bank loans                                    336           -
  Payment to Employee Stock Ownership Trust                 -          (2,462)
  Payment received from Employee Stock Ownership Trust      -           2,753
  Purchases of common stock for treasury                (18,371)       (3,633)
  Dividends paid                                         (2,078)       (2,195)
                                                       --------      --------

  Net cash (used) by financing activities               (21,259)       (1,146)
                                                       --------      --------

Net Decrease in Cash and Cash Equivalents               (23,953)       (1,087)
Cash and Cash Equivalents at Beginning of Period         68,417        55,650
                                                       --------      --------

Cash and Cash Equivalents at End of Period             $ 44,464      $ 54,563
                                                       ========      ========






See accompanying notes to consolidated financial statements.

Form 10-Q                                                                    10.
 For the quarter ended March 31, 1996          Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

        (All dollar amounts, except per share amounts, are in thousands)


(A) Revenue and operating income (loss) by business segment were the following for the three months ended March 31, 1996 and 1995:

                                                         Three Months
                                                        Ended March 31,
                                                       1996           1995
                                                     --------       --------

         Revenue
           Engineering, construction and
             consulting services                     $301,037       $214,435
           Cold storage and
              related activities                        4,797          5,195
            Other                                         -            2,899
                                                     --------       --------

             Total revenue                           $305,834       $222,529
                                                     ========       ========

         Operating income (loss)
           Engineering, construction and
             consulting services                     $ 11,285       $  8,399
           Cold storage and
             related activities                         1,202          1,980
           Other                                          (50)           (48)
                                                     --------       --------
                                                       12,437         10,331
           General corporate expenses                  (2,222)        (2,797)
                                                     --------       --------
             Total operating income                  $ 10,215       $  7,534
                                                     ========       ========

(B) The Company had a valuation allowance of $11,604 at December 31, 1995 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for the first quarter of 1996 was a decrease of $569, primarily due to the utilization of a foreign net operating loss carryforward which was fully reserved, for a total valuation allowance of $11,035 at March 31, 1996. The valuation allowance at March 31, 1996 comprises $6,489 relating to the net operating loss carryforwards of several of the Company's foreign subsidiaries and $4,546 relating to state net operating loss carryforwards.

(C) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at March 31, 1996 and December 31, 1995 was $44,157 and $54,722, respectively, the amortized cost basis at March 31, 1996 and December 31, 1995 was $44,158 and $54,899, respectively, and the net unrealized holding loss at March 31, 1996 and December 31, 1995 was $1 and $177, respectively.

Form 10-Q                                                                    11.
 For the quarter ended March 31, 1996          Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

        Notes to Consolidated Financial Statements (Unaudited)(continued)

        (All dollar amounts, except per share amounts, are in thousands)


(D) Pension related items, which reduced operating costs, were $2,995 and $3,555 for the three months ended March 31, 1996 and 1995, respectively. These items increased net income by $1,832, or $.13 per share, and $2,174, or $.15 per share, for the three months ended March 31, 1996 and 1995, respectively.

(E) During the three months ended March 31, 1996, nonqualified options for 4,000 shares of Common Stock were awarded to non-employee directors under the 1995 Stock Option Plan at an exercise price of $33.25, nonexercisable for six months. Nonqualified options for 100,000 shares of Common Stock were awarded under the plan to a newly hired President and Chief Executive Officer at an exercise price of $34.875, and are exercisable immediately. During the three months ended March 31, 1996, options with respect to 5,000 shares terminated unexercised.

         A summary of stock option transactions follows:


               ============================================================
                                                                       1996
               ------------------------------------------------------------
               Outstanding January 1                                135,500
                   Options granted                                  104,000
                   Options cancelled                                 (5,000)
                   Options exercised                                      -
               ------------------------------------------------------------
               Outstanding at March 31                              234,500
               ============================================================


         At March 31, 1996 options for 118,000 shares were exercisable and 515,500 shares were available for grant. Per share options prices ranged from $30.25 to $36.50.

         Under the 1995 Stock Plan, non-employee directors of the Company will receive grants of Common Stock in payment of their annual retainer and may elect to receive director meeting fees in Common Stock. The total number of shares to be issued under the Stock Plan may not exceed 100,000 shares. During the three months ended March 31, 1996, 485 shares were issued to non-employee directors. At March 31, 1996, 97,263 shares were available for grant.

(F) In July 1995, the Board of Directors of the Company authorized an increase in the share repurchase program from 1 million to 2.5 million shares of common stock in open market transactions at prevailing prices. The Company acquired 562,000 shares in the three months ended March 31, 1996, bringing total purchases to 1,680,000 shares under this program. As of March 31 1996, the Company had 13,294,505 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

Form 10-Q                                                                    12.
 For the quarter ended March 31, 1996          Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

        Notes to Consolidated Financial Statements (Unaudited)(continued)

        (All dollar amounts, except per share amounts, are in thousands)


(G) Construction debt in the amount of $48,750, incurred by the Auburn VPS Partnership in which Stone & Webster holds a majority interest, was reclassified from a long-term to a current liability. The Auburn VPS Partnership was unable to meet the interest payment due on March 29, 1996. The terms of the debt include acceleration provisions which, at the option of the lenders, could now be exercised to make the loan currently due and payable. The debt is collateralized by the waste paper recycling plant owned by the Auburn VPS Partnership. The construction lenders do not have recourse to the assets of Stone & Webster, Incorporated or its subsidiaries in the event of a default by the Auburn VPS Partnership.

(H) Although the Company continues to have possible liabilities related to environmental pollution, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payment of amounts, if any, that would have a material adverse effect on the consolidated financial statements.

(I) Earnings per share are based on the weighted average number of common and common equivalent shares (stock options) outstanding during the period.

(J) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders.

         Interim results of operations are not necessarily indicative of the results for a full year.

Form 10-Q                                                                    13.
 For the quarter ended March 31, 1996          Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
        (All dollar amounts, except per share amounts, are in thousands)


Results of Operations

For the first quarter ended March 31, 1996, Stone & Webster, Incorporated reported net income of $5,532 or $.41 per share, compared to net income of $4,704 or $.32 per share, for the same period in 1995. Operating income was $10,215, an increase of $2,681 from the first quarter of 1995. Revenue increased by $83,305 or 37 percent.

Components of earnings per share in the first quarter of 1996 and 1995 were:

                                                     First Quarter
                                                   1996         1995
                                                  -----        -----
Earnings per share before special items           $0.28        $0.17
Pension related items                              0.13         0.15
                                                  -----        -----
Earnings per share                                $0.41        $0.32
                                                  =====        =====


This is the fifth consecutive quarter in which the Company's principal business segment - Engineering, Construction and Consulting - showed an increase in revenue and operating income over the comparable periods from the prior year.

ENGINEERING, CONSTRUCTION AND CONSULTING

The Company's Engineering, Construction and Consulting segment reported operating income of $11,285 for the first quarter of 1996 compared to $8,399 in the first quarter of 1995. Revenue increased to $301,037, an increase of $86,602 or 40 percent over 1995 first quarter revenue of $214,435. This improvement is due primarily to higher revenue in the Process and Industrial business units. The higher revenue in both of these business units is directly related to the focused marketing initiatives and the increase in backlog achieved in 1995. Operating margins in this segment of 3.7 percent were below the 3.9 percent level experienced in 1995 due to losses incurred in the operation of a wastepaper recycling plant in Auburn, Maine.

Several significant new contracts were awarded in the first quarter of 1996, including a $475,000 contract, won by the Process business unit, for the engineering, procurement and construction of an olefins complex in Indonesia. In addition, Stone & Webster's Industrial business unit was named the general contractor for the rebuilding of the Malden Mills textile plant in Lawrence, Massachusetts. The Process business unit was also awarded a contract to provide engineering, procurement and construction services to the Companhia Petroquimica do Sul (COPESUL) for a petrochemical complex in Brazil.

Orders and backlog for the first quarters of 1996 and 1995 were:

                          1996                  1995             % Increase
                          ----                  ----             ----------

Beginning backlog   $1,917,000            $1,541,800                      -
Orders                 715,200               218,800                    227%
Revenue               (301,000)             (214,400)                    40%
                    ----------            ----------                    ----
Ending backlog      $2,331,200            $1,546,200                     51%
                    ==========            ==========                    ====


Orders are the total of new orders, scope changes and cancellations.

Form 10-Q                                                                    14.
 For the quarter ended March 31, 1996           Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)
        (All dollar amounts, except per share amounts, are in thousands)

Results of Operations (continued)

Since March 1994, the Auburn VPS Partnership, a limited partnership in which the Company owns a 94.3% interest, entered into an agreement with various lending institutions for a nonrecourse construction loan of $65,000, for the construction of a wastepaper recycling plant in Auburn, Maine. The construction loan is collateralized by the plant. The plant is designed to use recycled paper to produce a high quality de-inked pulp which can be substituted for wood pulp by paper manufacturers in meeting market demand for recycled paper grades. During the first quarter of 1996, the facility passed all of its provisional acceptance tests. Subsequent to quarter end, the Company has invested $15,324 of equity in the project which was contributed in connection with a letter of credit which was drawn by the lenders. The partnership's financial statements are included in the Company's financial statements on a consolidated basis.

As the plant came on line, prices of market pulp started to decline as industry-wide inventories of pulp and related paper products increased. As a result, the partnership has been unable to generate sufficient revenue to meet its debt service obligations and was unable to meet the interest payment due on March 29, 1996. The Auburn VPS Partnership could be declared in default by the construction lenders, and the construction debt, which would then be subject to acceleration, has been reclassified as a current liability in the consolidated balance sheet. The partnership has requested that the construction lenders agree to a debt standstill period while financial restructuring alternatives are explored, and outside advisors have been retained to assist in defining and evaluating alternatives.

The Company is hopeful that a debt restructuring can be achieved which would enable the Auburn VPS Partnership to continue operation through the current market down cycle. If a financial restructuring cannot be accomplished, the Company's loss, in the event of a foreclosure as of March 31, 1996, could reduce net income by approximately $7,000 or $.50 per share. This loss comprises the Company's $15,324 equity contribution, the write-off of loans to and accounts receivable from the partnership, partially offset by losses incurred to date by the entity which have reduced the Company's equity in the Auburn VPS Partnership, net of the applicable tax effect. The Company's first quarter 1996 results include losses of $4,300 pre-tax ($2,500 after tax or $.18 per share) of the Auburn VPS Partnership.

Since 1994, the Company has been attempting to sublease approximately 30,000 square feet in its New York office, made excess during the staff reductions. The registrant initially believed it was probable that this space could be sublet at rates approximating the Company's lease costs. However, during the first quarter of 1996, it was recognized that a loss will be incurred on a sublet and a charge of $1,832 was taken, representing the difference between the cost of the lease and the estimated recovery on a sublease based on prevailing market conditions.

Form 10-Q                                                                    15.
 For the quarter ended March 31, 1996          Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
        (All dollar amounts, except per share amounts, are in thousands)

Results of Operations (continued)

COLD STORAGE AND RELATED ACTIVITIES

The Cold Storage segment reported operating income of $1,202 for the first quarter of 1996 compared to $1,980 for the same period in 1995. Revenue decreased by 8 percent to $4,797 due to decreased shipments of frozen poultry destined for export to Russia, caused primarily by a disagreement over inspection standards between the respective United States and Russian agencies. This situation has been resolved and shipments have resumed. Operating margins decreased as compared to the same period in 1995 due to decreased volume. Selling, general and administrative expenses remained relatively constant from the prior year period.


OTHER

The Other segment consisted of the Oil and Gas Production Operations and the Real Estate Development business, both of which were divested in the fourth quarter of 1995. General corporate expenses have been reduced by $575 for the first quarter of 1996 as compared to 1995 due to the effect of the staff reductions resulting from an incentive retirement program, which took effect in the first quarter of 1996, and a reduction in legal and consulting expenses.

Other expenses increased in 1996 due primarily to construction loan interest expense of $1,527 for the Auburn wastepaper recycling project.

As discussed in the 1995 Annual Report to Shareholders, the Company has changed the reporting of pension related items. In prior years, foreign pension plans were not separately disclosed due to materiality considerations. The Company has changed the presentation of pension related items to include the foreign plans. The following table presents total pension related items and shows, separately, the effect of net pension credit on U.S. pension plans and foreign pension expense:

                                                     Three Months Ended
                                                         March 31,
                                                  ---------------------

           Pension Related Items                     1996          1995
                                                     ----          ----
             (Income)/Expense

Net pension credit on qualified U.S. plans (1)    $(3,180)      $(3,694)
Foreign pension expense (2)                           185           139
                                                   ------       -------
Total pension related items                       $(2,995)      $(3,555)
                                                  -------      --------
After-tax total pension related items             $(1,832)      $(2,174)
                                                  -------      --------
Total pension related items per share             $ (0.13)      $ (0.15)
                                                  =======      ========

(1) SFAS No. 87 income on qualified U.S. plans
(2) SFAS No. 87 expense on qualified foreign plans

Form 10-Q                                                                    16.
 For the quarter ended March 31, 1996           Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)
        (All dollar amounts, except per share amounts, are in thousands)

Results of Operations (continued)

The pension credit results from a plan that is funded in excess of the projected benefit obligation. The plan is overfunded primarily due to favorable investment performance.


The income tax provision resulted in an effective tax rate of 41 percent for the first quarter of 1996 and 44 percent for the same period in 1995. The effective rates for the three months ended March 31, 1996 and 1995 were higher than the U.S. statutory tax rate primarily due to state income taxes as well as foreign taxes, based on gross receipts, which are applicable to certain international projects.

Financial Condition

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, decreased by $23,953 during the first three months of 1996. Net cash used by operating activities of $9,682 reflected an increase in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized) of $24,444 resulting primarily from increased business activity. Net cash provided by investing activities of $6,988 reflects maturities of U.S. Government securities offset by purchases of equipment used in the Company's operations. Net cash used by financing activities of $21,259 reflects the payment of dividends, repayment of long-term debt and purchases of common stock under the Company's ongoing share repurchase program as explained in Note F to the consolidated financial statements.

The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $38,323, of which $29,787 was available at March 31, 1996.

As discussed previously, a construction loan made to the Auburn VPS Partnership has been reclassified to current from long-term on the Consolidated Balance Sheet.