Form 10-Q
period 1996-06-30
STONE & WEBSTER INC
filed 1996-07-26
CIK 94601

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 13,230,880 shares as of July 15, 1996.

Form 10-Q                                                                     2.
  For the quarter ended June 30, 1996         Stone & Webster, Incorporated


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

         (a) The Annual Meeting of Shareholders of the registrant was held on May 9, 1996.

         (b) At the Annual Meeting, John P. Merrill, Jr., Bernard W. Reznicek and Peter M. Wood were re-elected as Directors for terms expiring in 1999. The terms of office as Directors of Frank J. A. Cilluffo, Donna R. Fitzpatrick, Kent F. Hansen, Elvin R. Heiberg III, David N. McCammon, J. Angus McKee, H. Kerner Smith and Edward J. Walsh continued after the Meeting.

         (c) At the Annual Meeting, the Shareholders also ratified the selection of the firm of Coopers & Lybrand, L.L.P., independent accountants, as auditor of the registrant and its subsidiaries for the year ending December 31, 1996.

         (d) The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

                  (1)      Election of Directors.

                           Nominee                                 Total Votes For    Total Votes Withheld

                           John P. Merrill,Jr.                        11,988,240            285,407
                           Bernard W. Reznicek                        11,985,171            288,476
                           Peter M. Wood                              11,984,917            288,730

                           There were no broker non-votes.

                  (2)      Selection of Independent Accountants.

                           Total Votes For                            11,887,404
                           Total Votes Against                           280,828
                           Total Abstentions                             105,415

                           There were no broker non-votes.

Form 10-Q                                                                     3.
  For the quarter ended June 30, 1996         Stone & Webster, Incorporated

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

               (4)  Instruments   defining  the  rights  of  security   holders,
          including indentures - As of June 30, 1996, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $25,095,000 principally in connection with mortgages relating to real property for two subsidiaries' office buildings, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

               (27) Financial Data Schedule.

     (b)  Reports on Form 8-K

               Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

Form 10-Q                                                                     4.
  For the quarter ended June 30, 1996         Stone & Webster, Incorporated





                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STONE & WEBSTER, INCORPORATED




                              By:  JEREMIAH P. CRONIN
Dated:  July 26, 1996              Jeremiah P. Cronin
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Chief Financial Officer)





                                   DANIEL P. LEVY
                                   Daniel P. Levy
                                   Corporate Controller
                                   (Principal Accounting Officer)

Form 10-Q                                                                     5.
     For the quarter ended June 30, 1996           Stone & Webster, Incorporated


                                                        ATTACHMENT A


                         Stone & Webster, Incorporated
                               and Subsidiaries

                                     Index

                                                                  Page No.

Condensed Financial Statements: (Unaudited)

     Consolidated Statements of Operations -
         Three Months Ended June 30, 1996 and 1995
         Six Months Ended June 30, 1996 and 1995                       6

     Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                         7-8

     Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995                       9

     Notes to Consolidated Financial Statements                    10-12

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           13-16

Form 10-Q                                                                     6.
     For the quarter ended June 30, 1996           Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries

                 Consolidated Statements of Operations (Unaudited)

         (All dollar amounts, except per share amounts, are in thousands)


                                           Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                         -----------------------       -----------------------
                                           1996           1995           1996          1995
                                         --------       --------       --------       --------
Revenue (Note A)                         $268,708       $230,687       $574,542       $453,216

Cost of revenue (Note D)                  250,062        207,697        534,151        412,265
                                         --------       --------       --------       --------
   Gross Profit                            18,646         22,990         40,391         40,951

Selling, general and
   administrative expenses (Note D)        11,178         11,053         22,708         21,480
                                         --------       --------       --------       --------
Operating income (Notes A and D)            7,468         11,937         17,683         19,471

Other income (deductions)
   Interest income                            612          1,636          1,995          3,420
   Interest expense                        (2,193)        (1,173)        (4,415)        (2,115)
                                         --------       --------       --------       --------
                                           (1,581)           463         (2,420)         1,305

Income before provision
   for income taxes                         5,887         12,400         15,263         20,776

Income tax provision (Note B)               2,147          4,454          5,991          8,126
                                         --------       --------       --------       --------
Net income (Notes B and D)               $  3,740       $  7,946       $  9,272       $ 12,650
                                         ========       ========       ========       ========
Earnings per share (Notes D and I)           $.28           $.55           $.69           $.87
                                             ====           ====           ====           ====
Dividends declared per share                 $.15           $.15           $.30           $.30
                                             ====           ====           ====           ====
Average number of shares outstanding   13,307,000     14,472,000     13,474,000     14,496,000


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     7.
     For the quarter ended June 30, 1996           Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries

                      Consolidated Balance Sheets (Unaudited)

         (All dollar amounts, except per share amounts, are in thousands)


                                                  June 30,        December 31,
                                                    1996              1995
Assets                                            --------           --------

Current Assets:

   Cash and cash equivalents                      $ 25,314           $ 68,417


   U.S. Government securities, at amortized
     cost, which approximates market (Note C)        7,112             54,899

   Accounts receivable, principally trade          160,915            165,836

   Costs and revenues recognized in
     excess of billings                            120,235             64,494

   Deferred income taxes (Note B)                    6,593              7,202

   Other                                             2,103              3,153
                                                  --------           --------
        Total Current Assets                       322,272            364,001


Fixed assets                                       215,812            212,596
   At cost, less accumulated depreciation
      and amortization of $172,627
      (1995-$165,120)

Prepaid pension cost (Note D)                      120,554            114,194

Other assets                                        25,999             25,981
                                                  --------           --------
                                                  $684,637           $716,772
                                                  ========           ========


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     8.
   For the quarter ended June 30, 1996             Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Consolidated Balance Sheets (Unaudited)

      (All dollar amounts, except per share amounts, are in thousands)


                                                         June 30,   December 31,
                                                          1996          1995
                                                         --------      --------
Liabilities and Shareholders' Equity

Current Liabilities:
  Bank loans                                             $ 18,200      $  8,200
  Current portion of long-term debt (Note G)               51,962        20,944
  Accounts payable, principally trade                      51,917        56,901
  Dividend payable                                          1,988         2,078
  Billings in excess of costs and
    revenues recognized                                    52,197        66,976
  Accrued liabilities                                      52,475        43,308
  Accrued taxes                                             5,660         7,955
                                                         --------      --------
         Total Current Liabilities                        234,399       206,362

Long-term debt                                             25,095        74,677

Deferred income taxes (Note B)                             54,500        51,262

Other liabilities                                          23,419        22,800

Shareholders' Equity (Notes E and F)
  Preferred stock                                              -             -
    Authorized, 2,000,000 shares of no par value;
      none issued
  Common stock                                             17,731        17,731
    Authorized, 40,000,000 shares of $1 par value;
    issued, 17,731,488 shares, including shares held
    in treasury
Capital in excess of par value of common stock             50,378        50,360
Retained earnings                                         420,099       414,724
Cumulative translation adjustment                          (2,988)       (3,039)
                                                         --------      --------
                                                          485,220       479,776
                                                         --------      --------
Less:  Common stock in treasury, at cost                  112,228        92,292
         4,482,140 shares (1995-3,875,572)
       Employee stock ownership and restricted
         stock plans                                       25,768        25,813
                                                         --------      --------
                                                          137,996       118,105
                                                         --------      --------
        Total Shareholders' Equity                        347,224       361,671
                                                         --------      --------
                                                         $684,637      $716,772
                                                         ========      ========

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     9.
    For the quarter ended June 30, 1996            Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

        (All dollar amounts, except per share amounts, are in thousands)


                                                       Six Months Ended June 30,
                                                           1996          1995
                                                          --------     --------
Cash Flows from Operating Activities:
  Net Income                                              $  9,272     $ 12,650
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization               8,871        9,607
      Deferred income taxes                                  3,847        5,832
      Prepaid pension cost                                  (6,360)      (7,389)
      Amortization of market value of shares issued
        under Restricted Stock Plan                             45           71
      Amortization of net cost of
        Employee Stock Ownership Plan                          772          778
      Changes in operating assets and liabilities:
        Accounts receivable                                  4,921      (23,727)
        Costs and revenues recognized
          in excess of billings                            (55,741)     (10,208)
        Accounts payable                                    (4,984)       5,739
        Billings in excess of costs
          and revenues recognized                          (14,779)      (1,434)
        Accrued liabilities                                  7,056       (3,660)
        Other                                                  906          217
                                                          --------     --------
  Net cash used by operating activities                    (46,174)     (11,524)
                                                          --------     --------
Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                  47,753       77,598
  Purchases of U.S. Government securities                      -        (74,426)
  Purchases of fixed assets                                (12,087)     (15,741)
                                                          --------     --------
  Net cash provided (used) by investing activities          35,666      (12,569)
                                                          --------     --------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                                 -         12,860
  Repayments of long-term debt                             (18,564)      (2,421)
  Increase in bank loans                                    10,336          -
  Decrease in bank loans                                      (336)         -
  Payment to Employee Stock Ownership Trust                    -         (2,462)
  Payment received from Employee Stock Ownership Trust         -          2,753
  Purchases of common stock for treasury                   (19,959)      (5,638)
  Dividends paid                                            (4,072)      (4,371)
                                                          --------     --------
  Net cash (used) provided by financing activities         (32,595)         721
                                                          --------     --------
Net Decrease in Cash and Cash Equivalents                  (43,103)     (23,372)
Cash and Cash Equivalents at Beginning of Period            68,417       55,650
                                                          --------     --------
Cash and Cash Equivalents at End of Period                $ 25,314     $ 32,278
                                                          ========     ========




See accompanying notes to consolidated financial statements.

Form 10-Q                                                                    10.
   For the quarter ended June 30, 1996             Stone & Webster, Incorporated

             Stone & Webster, Incorporated and Subsidiaries

         Notes to Consolidated Financial Statements (Unaudited)

    (All dollar amounts, except per share amounts, are in thousands)


(A) Revenue and operating income (loss) by business segment were the following for the three and six months ended June 30, 1996 and 1995:


                                         Three Months           Six Months
                                        Ended June 30,         Ended June 30,

                                      1996        1995        1996      1995
                                    --------   --------     --------   --------
Revenue
   Engineering, construction and
     consulting services            $263,712   $222,216     $564,749   $436,651
   Cold storage and
     related activities                4,996      5,463        9,793     10,658
   Other                                 -        3,008          -        5,907
                                    --------   --------     --------   --------
    Total revenue                   $268,708   $230,687     $574,542   $453,216
                                    ========   ========     ========   ========
Operating income (loss)
   Engineering, construction and
     consulting services            $  8,669   $ 12,643       19,954   $ 21,042
   Cold storage and
     related activities                1,250      2,197        2,452      4,177
   Other                                 (78)       272         (128)       224
                                    --------   --------     --------   --------
                                       9,841     15,112       22,278     25,443
   General corporate expenses         (2,373)    (3,175)      (4,595)    (5,972)
                                    --------   --------     --------   --------
     Total operating income         $  7,468   $ 11,937     $ 17,683   $ 19,471
                                    ========   ========     ========   ========

(B) The Company had a valuation allowance of $11,604 at December 31, 1995 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at the end of the first quarter was $11,035. The net change in the valuation allowance for the second quarter of 1996 was an increase of $95, primarily due to fluctuations in exchange rates on the foreign net operating loss carryforwards. The total valuation allowance at June 30, 1996 is $11,130. The valuation allowance at June 30, 1996 comprises $6,584 relating to the net operating loss carryforwards of several of the Company's foreign subsidiaries and $4,546 relating to state net operating loss carryforwards.

(C) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at June 30, 1996 and December 31, 1995 was $7,112 and $54,722,
     respectively, the amortized cost basis at June 30, 1996 and December 31, 1995 was $7,112 and $54,899, respectively, and the net unrealized holding loss at December 31, 1995 was $177. There was no net unrealized holding gain or loss at June 30, 1996.

  Form 10-Q                                                                  11.
    For the quarter ended June 30, 1996            Stone & Webster, Incorporated

                   Stone & Webster, Incorporated and Subsidiaries

               Notes to Consolidated Financial Statements (Unaudited)

          (All dollar amounts, except per share amounts, are in thousands)


(D) Pension related items, which reduced operating costs, were $2,949 and $5,944 for the three and six month periods of 1996 compared to $3,553 and $7,108 for the prior year. These items increased net income by $1,803, or $.14 per share, and $3,635, or $.27 per share, for the three and six month periods of 1996 and by $2,173, or $.14 per share, and $4,347, or $.29 per share for the prior year.

(E) During the six months ended June 30, 1996, nonqualified options for 15,000 shares of Common Stock were awarded to non-employee directors under the 1995 Stock Option Plan at exercise prices ranging from $32.75 to $34.25, nonexercisable for six months. Nonqualified options for 100,000 shares of Common Stock were awarded under the plan to a newly hired President and Chief Executive Officer at an exercise price of $34.875, and are exercisable immediately. Nonqualified options for 236,500 shares were issued to employees at prices ranging from $32.875 to $34.25, of which 25% becomes exercisable on the first anniversary of the date of grant and an additional 25% becomes exercisable on the second, third and fourth anniversaries of the date of grant. During the six months ended June 30, 1996, options with respect to 5,000 shares terminated unexercised.

     A summary of stock option transactions follows:

                =====================================================
                                                                 1996
                -----------------------------------------------------
                Outstanding January 1                         135,500
                    Options granted                           351,500
                    Options canceled                           (5,000)
                    Options exercised                               -
                -----------------------------------------------------
                Outstanding at June 30                        482,000
                =====================================================

     At June 30, 1996, options for 118,000 shares were exercisable and 268,000 shares were available for grant. Per share option prices ranged from $30.25 to $36.50.

     Under the 1995 Stock Plan, non-employee directors of the Company will receive grants of Common Stock in payment of their annual retainer and may elect to receive director meeting fees in Common Stock. The total number of shares to be issued under the Stock Plan may not exceed 100,000 shares. During the six months ended June 30, 1996, 915 shares were issued to non-employee directors. At June 30, 1996, 96,833 shares were available for grant.

(F) In July 1995, the Board of Directors of the Company authorized an increase in the share repurchase program from 1 million to 2.5 million shares of Common Stock in open market transactions at prevailing prices. The Company acquired 607,483 shares in the six months ended June 30, 1996, bringing total purchases to 1,725,250 shares under this program. As of June 30 1996, the Company had 13,249,348 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

 Form 10-Q                                                                   12.
   For the quarter ended June 30, 1996             Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries

              Notes to Consolidated Financial Statements (Unaudited)

         (All dollar amounts, except per share amounts, are in thousands)


(G) Construction debt in the amount of $48,750, incurred by the Auburn VPS Partnership in which the Company holds a majority interest, was reclassified from a long-term to a current liability during the first quarter of 1996. The Auburn VPS Partnership was unable to meet the interest payments due on March 29, 1996 and subsequent due dates. Interest accrued totaled $2,064 at June 30, 1996. The terms of the debt include acceleration provisions which, at the option of the lenders, could now be exercised to make the loan currently due and payable. The debt is collateralized by the wastepaper recycling plant owned by the Auburn VPS Partnership. The construction lenders do not have recourse to the assets of the Company or its subsidiaries in the event of a default by the Auburn VPS Partnership.

(H) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payment of amounts, if any, that would have a material adverse effect on the consolidated financial statements.

(I) Earnings per share are based on the weighted average number of common and common equivalent shares (stock options) outstanding during the period.

(J) During the quarter, substantially all of the Company's subsidiaries outside the United States and Canada have changed their fiscal year-end from November 30 to December 31. The consolidated financial statements for the three and six month periods ended June 30, 1996 include the operations of these subsidiaries for four and seven months, respectively. This change did not have a material effect on the consolidated financial statements.

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
   For the quarter ended June 30, 1996             Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         (All dollar amounts, except per share amounts, are in thousands)


Results of Operations

For the second quarter ended June 30, 1996, Stone & Webster, Incorporated reported net income of $3,740, or $.28 per share compared to net income of $7,946, or $.55 per share, for the same period in 1995. Operating income was $7,468, a decrease of $4,469 from the second quarter of 1995. Revenue increased by $38,021 or 16 percent.

Net income for the first six months of 1996 was $9,272, or $.69 per share compared to $12,650, or $.87 per share, for the same period in 1995. Operating income was $17,683, a decrease of $1,788 from the first six months of 1995.


Components of earnings per share for the three and six month periods ended June 30, 1996 and 1995 were:

                                  Three Months Ended          Six Months Ended
                                        June 30,                  June 30,
                                     1996       1995          1996        1995
                                    -----      -----         -----       -----
Operations(excl. VPS Partnership)   $0.34      $0.41         $0.81       $0.58
Auburn VPS Partnership              (0.20)         -         (0.39)          -
Pension related items                0.14       0.14          0.27        0.29
                                    -----      -----         -----       -----
Earnings per share                  $0.28      $0.55         $0.69       $0.87
                                    =====      =====         =====       =====

ENGINEERING, CONSTRUCTION AND CONSULTING

The Company's Engineering, Construction and Consulting segment reported operating income of $8,669 for the second quarter of 1996 compared to $12,643 for the same period last year. Second quarter revenue was $263,712, an increase of 19 percent from $222,216 for the same period a year ago. The increase in revenue is due to continued higher revenue in the process and industrial business units. The higher revenue in both of these business units is directly related to the focused marketing initiatives and the increase in backlog achieved in 1995. Operating margins in this segment of 3.3 percent were below the 5.7 percent level experienced in the second quarter of 1995 largely due to operating losses of $2,855 incurred by the Auburn VPS Partnership and to slower than expected mobilization for several new projects in the process and government business units.

For the six month period, the engineering, construction and consulting segment reported operating income of $19,954 compared to $21,042 for the same period last year. Revenue was $564,749, an increase of 29 percent from $436,651 for the same period a year ago. Auburn VPS Partnership operating losses included in first half 1996 operating income were $5,600; the Partnership's facility was under construction and had no effect on income during the first half of 1995.

Several significant new contracts were awarded in the second quarter of 1996, including an award by the U.S. Army Corps of Engineers to support military site environmental restoration, valued at approximately $300,000. In addition, the Company won a $195,000 award to perform modifications and maintenance at several domestic nuclear power plants and a $38,000 award from Novacor Chemicals for a process license and engineering services for an ethylene plant.

Form 10-Q                                                                    14.
   For the quarter ended June 30, 1996             Stone & Webster, Incorporated

                   Stone & Webster, Incorporated and Subsidiaries
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
          (All dollar amounts, except per share amounts, are in thousands)

Results of Operations (continued)


Orders and backlog for the three and six month periods ended June 30, 1996 and 1995 were:

                        Three Months Ended               Six Months Ended
                             June 30,                        June 30,
                  ------------------------------   -----------------------------
                     1996         1995    %Incr.       1996        1995  %Incr.
                  ----------   ---------- ------   ----------  ----------  -----
Beginning backlog $2,331,200   $1,546,200    -     $1,917,000  $1,541,800     -
Orders               731,700      340,800   115%    1,447,000     559,700   159%
Revenue             (263,700)    (222,200)   19%     (564,800)   (436,700)   29%
                  ----------   ----------   ----   ----------  ----------   ----
Ending backlog    $2,799,200   $1,664,800    68%   $2,799,200  $1,664,800    68%
                  ==========   ==========   ====   ==========  ==========   ====

Orders are the total of new orders, scope changes and cancellations.

As reported in the first quarter of 1996, the Auburn VPS Partnership, a limited partnership in which the Company owns a 94.3% interest, experienced reduced revenue and cash flow due to the deterioration in market price and demand for de-inked pulp. As a result, the partnership has been unable to meet its construction loan debt service requirements at the end of March and during the second quarter of 1996. The construction loan, made without recourse to the partners, has a current balance of $48,750 and is collateralized by the plant. During the second quarter, the partnership was engaged in discussions with its lenders on financial restructuring alternatives. To date, these negotiations have not resulted in a debt restructuring. If a financial restructuring cannot be accomplished, the Company's loss, in the event of foreclosure, could further reduce net income by approximately $.15 to $.20 per share, primarily representing a write off, net of tax effect, of the Company's remaining investment in the partnership.

COLD STORAGE AND RELATED ACTIVITIES

The Cold Storage segment reported operating income of $1,250 and $2,452 for the second quarter and six months of 1996, respectively, compared to $2,197 and $4,177 for the same periods in 1995. Revenue decreased by 9 percent in the second quarter and 8 percent in the six month period, due to decreased shipments of frozen poultry destined for export. Operating margins decreased as compared to the same periods in 1995 due primarily to decreased volume. Expenses in the second quarter have increased relative to 1995 due to costs associated with the planned start-up of the new 3.7 million cubic foot cold storage facility expansion at Rockmart, Georgia.

OTHER

The Other segment consisted of the Oil and Gas Production Operations and the Real Estate Development business, both of which were divested in the fourth quarter of 1995. General corporate expenses have been reduced by $802 and $1,377 for the second quarter and six months of 1996, respectively, as compared to 1995 due to lower legal and consulting expenses and staff reductions resulting from an incentive retirement program, which took effect in the first quarter of 1996.

Other expenses increased in 1996 due primarily to construction loan interest expense of $1,521 and $3,048 for the Auburn wastepaper recycling project for the quarter and six months ended June 30, 1996, respectively. Construction loan interest costs were capitalized in 1995 since the facility was still under construction.

Form 10-Q                                                                    15.
   For the quarter ended June 30, 1996             Stone & Webster, Incorporated

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

                                       Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                       ------------------     ----------------
       Pension Related Items           1996       1995        1996      1995
          (Income)/Expense             ----       ----        ----      ----

Net pension credit on qualified U.S.
   plans (1)                           $(3,180)   $(3,695)    $(6,360)  $(7,389)
Foreign pension expense (2)                231        142         416       281
                                       -------    -------     -------   -------
Total pension related items            $(2,949)   $(3,553)    $(5,944)  $(7,108)
                                       -------    -------     -------   -------
After-tax total pension related items  $(1,803)   $(2,173)    $(3,635)  $(4,347)
                                       -------    -------     -------   -------
Total pension related items per share  $ (0.14)   $ (0.14)    $ (0.27)  $ (0.29)
                                       =======    =======     =======   =======

(1) SFAS No. 87 income on qualified U.S. plans
(2) SFAS No. 87 expense on qualified foreign plans


The pension credit results from a plan that is funded in excess of the projected benefit obligation. The plan is overfunded primarily due to favorable investment performance.

The income tax provision resulted in effective tax rates of 36 percent and 39 percent, respectively, for the second quarter and six months of 1996 and 36 percent and 39 percent, respectively, for the same periods in 1995. The effective rates for the three months ended June 30, 1996 and 1995 were higher than the U.S. statutory tax rate primarily due to state income taxes as well as foreign taxes, based on gross receipts, which are applicable to certain international projects.

Financial Condition

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, decreased by $43,103 during the first six months of 1996. Net cash used by operating activities of $46,174 reflected an increase in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized) of $70,583 resulting primarily from increased business activity and the anticipation of billing milestones on major jobs. Net cash provided by investing activities of $35,666 reflects maturities of U.S. Government securities offset by purchases of equipment used in the Company's operations. Net cash used by financing activities of $32,595 reflects the payment of dividends, repayment of long-term debt (primarily related to the Auburn VPS Partnership)and purchases of Common Stock under the company's ongoing share repurchase program as explained in Note F to the consolidated financial statements.

Form 10-Q                                                                    16.
   For the quarter ended June 30, 1996             Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
        (All dollar amounts, except per share amounts, are in thousands)

Financial Condition (continued)


The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $48,344, of which $30,144 was available at June 30, 1996.

As discussed previously, a construction loan made to the Auburn VPS Partnership has been reclassified to current from long-term on the Consolidated Balance Sheet.