Form 10-Q
period 1996-09-30
STONE & WEBSTER INC
filed 1996-11-14
CIK 94601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 12,845,113 shares as of October 31, 1996.

Form 10-Q                                                                     2.
  For the quarter ended September 30, 1996         Stone & Webster, Incorporated


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

     (a)  Exhibit Index

               (4)  Instruments   defining  the  rights  of  security   holders,
          including indentures - As of September 30, 1996, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $24,681,000 principally in connection with mortgages relating to real property for two subsidiaries' office buildings, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

               (27) Financial Data Schedule.

     (b)  Reports on Form 8-K

               Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

Form 10-Q                                                                     3.
  For the quarter ended September 30, 1996         Stone & Webster, Incorporated





                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STONE & WEBSTER, INCORPORATED




                              By:  JEREMIAH P. CRONIN
Dated:  November 14, 1996          Jeremiah P. Cronin
                                   Executive Vice President
                                   (Duly authorized officer and
                                   Chief Financial Officer)





                                   DANIEL P. LEVY
                                   Daniel P. Levy
                                   Corporate Controller
                                   (Principal Accounting Officer)

Form 10-Q                                                                     4.
     For the quarter ended September 30, 1996      Stone & Webster, Incorporated


                                                        ATTACHMENT A


                         Stone & Webster, Incorporated
                               and Subsidiaries

                                     Index

                                                                  Page No.

Condensed Financial Statements: (Unaudited)

     Consolidated Statements of Operations -
         Three Months Ended September 30, 1996 and 1995
         Nine Months Ended September 30, 1996 and 1995                  5

     Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995                     6-7

     Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995                8-9

     Notes to Consolidated Financial Statements                     10-13

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            14-18

Form 10-Q                                                                     5.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                    Stone & Webster, Incorporated and Subsidiaries

                   Consolidated Statements of Operations (Unaudited)

            (All dollar amounts, except per share amounts, are in thousands)



                                           Three Months Ended           Nine Months Ended
                                             September 30,                 September 30,
                                         -----------------------       ----------------------
                                           1996           1995           1996          1995
                                         --------       --------       --------      --------

Revenue (Note A)                         $282,210       $219,160       $856,752      $672,376

Cost of revenue (Note F)                  276,499        199,800        810,650       612,065
                                         --------       --------       --------      --------
   Gross profit                             5,711         19,360         46,102        60,311

Selling, general and administrative
   expenses (Notes E,F and G)              54,979         12,248         77,687        33,728
                                         --------       --------       --------      --------
Operating income (loss)(Notes A,E,F and G)(49,268)         7,112        (31,585)       26,583

Other income (deductions)
   Interest income                            549          1,674          2,544         5,094
   Interest expense                        (1,745)          (958)        (6,160)       (3,073)
                                         --------       --------       --------      --------
                                           (1,196)           716         (3,616)        2,021

Income before provision (benefit)
   for income taxes                       (50,464)         7,828        (35,201)       28,604

Income tax provision (benefit)
   (Notes B,E,F and G)                    (18,784)         2,844        (12,793)       10,970
                                         --------       --------       --------      --------
Income (loss) before extraordinary item   (31,680)         4,984        (22,408)       17,634

Extraordinary item, net of taxes (Note E)   6,787             -           6,787            -
                                         --------       --------       --------      --------
Net income (loss) (Notes E,F and G)      $(24,893)      $  4,984       $(15,621)     $ 17,634
                                         ========       ========       ========      ========
Earnings (loss) per share before
   extraordinary item                      $(2.37)          $.35         $(1.68)        $1.22
                                             ====           ====           ====          ====
Earnings (loss) per share
   (Notes D,E,F,G and L)                   $(1.86)          $.35         $(1.17)        $1.22
                                             ====           ====           ====          ====
Dividends declared per share                 $.15           $.15           $.45          $.45
                                             ====           ====           ====          ====
Average number of shares outstanding   13,137,000     14,326,000     13,364,000    14,439,000


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     6.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries

                      Consolidated Balance Sheets (Unaudited)

         (All dollar amounts, except per share amounts, are in thousands)


                                                September 30,       December 31,
                                                    1996               1995
Assets                                            --------           --------

Current Assets:

   Cash and cash equivalents                      $ 33,784           $ 68,417


   U.S. Government securities, at amortized
     cost, which approximates market (Note C)        3,983             54,899

   Accounts receivable, principally trade          163,625            165,836

   Costs and revenues recognized in
     excess of billings                            115,839             64,494

   Deferred income taxes (Note B)                    7,163              7,202

   Other                                             1,739              3,153
                                                  --------           --------
        Total Current Assets                       326,133            364,001


Fixed assets                                       144,232            212,596
   At cost, less accumulated depreciation
      and amortization of $174,567
      (1995-$165,120) (Note G)

Prepaid pension cost (Note D)                      125,182            114,194

Other assets                                        24,232             25,981
                                                  --------           --------
                                                  $619,779           $716,772
                                                  ========           ========


See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     7.
For the quarter ended September 30, 1966           Stone & Webster, Incorporated

              Stone & Webster, Incorporated and Subsidiaries

                  Consolidated Balance Sheets (Unaudited)

      (All dollar amounts, except per share amounts, are in thousands)


                                                    September 30,   December 31,
                                                           1996          1995
                                                         --------      --------
Liabilities and Shareholders' Equity

Current Liabilities:
  Bank loans                                             $ 10,000      $  8,200
  Current portion of long-term debt (Note E)                2,437        20,944
  Accounts payable, principally trade                      73,706        56,901
  Dividend payable                                          1,929         2,078
  Billings in excess of costs and
    revenues recognized                                    65,140        66,976
  Accrued liabilities (Note G)                             61,629        43,308
  Accrued taxes                                             6,182         7,955
                                                         --------      --------
         Total Current Liabilities                        221,023       206,362

Long-term debt (Note E)                                    24,681        74,677

Deferred income taxes (Note B)                             40,226        51,262

Other liabilities                                          22,585        22,800

Shareholders' Equity (Notes I and J)
  Preferred stock                                              -             -
    Authorized, 2,000,000 shares of no par value;
      none issued
  Common stock                                             17,731        17,731
    Authorized, 40,000,000 shares of $1 par value;
    issued, 17,731,488 shares, including shares held
    in treasury
Capital in excess of par value of common stock             50,465        50,360
Retained earnings                                         393,322       414,724
Cumulative translation adjustment                          (2,940)       (3,039)
                                                         --------      --------
                                                          458,578       479,776
                                                         --------      --------
Less:  Common stock in treasury, at cost                  124,948        92,292
         4,872,820 shares (1995-3,875,572)
       Employee stock ownership and restricted
         stock plans                                       22,366        25,813
                                                         --------      --------
                                                          147,314       118,105
                                                         --------      --------
        Total Shareholders' Equity                        311,264       361,671
                                                         --------      --------
                                                         $619,779      $716,772
                                                         ========      ========

See accompanying notes to consolidated financial statements.

Form 10-Q                                                                     8.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)

                                                              Nine Months
                                                           Ended September 30,
                                                           1996          1995
                                                          --------     --------
Cash Flows from Operating Activities:
  Net income (loss)                                       $(15,621)    $ 17,634
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
      Loss on disposition of Auburn VPS LP                   1,254          -
      Restructuring and other charges - Contract related
         and operational items                              12,377          -
      Restructuring and other charges - Real Estate
         write-downs                                        30,509          -
      Depreciation, depletion and amortization              13,319       14,216
      Deferred income taxes                                (10,997)       5,227
      Prepaid pension cost                                 (10,988)     (11,344)
      Write down of capitalized costs                          -          6,500
      Amortization of market value of shares issued
        under Restricted Stock Plan                           (122)          88
      Amortization of net cost of
        Employee Stock Ownership Plan                        1,158        1,167
      Changes in operating assets and liabilities:
        Accounts receivable                                 (3,003)     (40,460)
        Costs and revenues recognized
          in excess of billings                            (61,358)     (35,696)
        Accounts payable                                    18,395       11,809
        Billings in excess of costs
          and revenues recognized                           (1,836)      11,885
        Accrued liabilities                                 13,774        2,858
        Other                                                2,723        8,798
                                                          --------     --------
  Net cash used by operating activities                    (10,416)      (7,318)
                                                          --------     --------
Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                  54,899       95,340
  Purchases of U.S. Government securities                   (3,968)     (83,198)
  Purchase of joint venture, net of cash acquired              -         (2,458)
  Purchases of fixed assets                                (18,369)     (23,522)
                                                          --------     --------
  Net cash provided (used) by investing activities          32,562      (13,838)
                                                          --------     --------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                                 -         19,302
  Repayments of long-term debt                             (19,753)      (3,618)
  Increase in bank loans                                     1,800          -
  Payment to Employee Stock Ownership Trust                 (4,236)      (6,598)
  Payment received from Employee Stock Ownership Trust       4,464        7,217
  Purchases of common stock for treasury                   (32,995)     (12,435)
  Dividends paid                                            (6,059)      (6,537)
                                                          --------     --------
  Net cash used by financing activities                    (56,779)      (2,669)
                                                          --------     --------
Net Decrease in Cash and Cash Equivalents                  (34,633)     (23,825)
Cash and Cash Equivalents at Beginning of Period            68,417       55,650
                                                          --------     --------
Cash and Cash Equivalents at End of Period                $ 33,784     $ 31,825
                                                          ========     ========

Form 10-Q                                                                     9.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)


Supplemental Disclosures of Investing and Financing Activities:


                                                                Nine Months
                                                             Ended September 30,
                                                           ---------------------
                                                            1996          1995
                                                           ---------    --------
  Transfer of Auburn VPS LP property, plant and equipment
    to construction lenders                                $  53,276    $    -
  Extinguishment of Auburn VPS LP debt                       (48,750)        -
  Other net                                                   (3,272)        -
  Fair value of assets acquired                                 -         10,206
  Liabilities assumed                                           -          7,748
                                                           ---------    --------
                                                           $   1,254    $  2,458
                                                           =========    ========



See accompanying notes to consolidated financial statements.

Form 10-Q                                                                    10.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

             Stone & Webster, Incorporated and Subsidiaries

         Notes to Consolidated Financial Statements (Unaudited)

    (All dollar amounts, except per share amounts, are in thousands)


(A) Revenue and operating income (loss) by business segment were the following for the three and nine months ended September 30, 1996 and 1995:


                                         Three Months          Nine Months
                                     Ended September 30,    Ended September 30,
                                    --------------------    -------------------
                                      1996        1995        1996      1995
                                    --------    --------    --------   --------
Revenue
   Engineering, construction and
     consulting services            $275,999    $210,736    $840,748   $647,387
   Cold storage and
     related activities                6,211       5,331      16,004     15,989
   Other                                 -         3,093         -        9,000
                                    --------    --------    --------   --------
    Total revenue                   $282,210    $219,160    $856,752   $672,376
                                    ========    ========    ========   ========
Operating income (loss)
   Engineering, construction and
     consulting services            $(48,386)   $  6,886    $(28,432)  $ 27,928
   Cold storage and
     related activities                2,092       1,825       4,544      6,002
   Other                                 (35)        520        (163)       744
                                    --------    --------    --------   --------
                                     (46,329)      9,231     (24,051)    34,674
   General corporate expenses         (2,939)     (2,119)     (7,534)    (8,091)
                                    --------    --------    --------   --------
     Total operating income (loss)  $(49,268)   $  7,112    $(31,585)  $ 26,583
                                    ========    ========    ========   ========

(B) The Company had a valuation allowance of $11,604 at December 31, 1995 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at the end of the second quarter of 1996 was $11,130. The net change in the valuation allowance for the third quarter of 1996 was a decrease of $26, primarily due to fluctuations in exchange rates on the foreign net operating loss carryforwards. The total valuation allowance at September 30, 1996 is $11,104. The valuation allowance at September 30, 1996 comprises $6,558 relating to the net operating loss carryforwards of several of the Company's foreign subsidiaries and $4,546 relating to state net operating loss carryforwards.

(C) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at September 30, 1996 and December 31, 1995 was $3,983 and $54,722, respectively, the amortized cost basis at September 30, 1996 and December 31, 1995 was $3,983 and $54,899, respectively, and the net unrealized holding loss at December 31, 1995 was $177. There was no net unrealized holding gain or loss at September 30, 1996.

Form 10-Q                                                                    11.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated


                   Stone & Webster, Incorporated and Subsidiaries

               Notes to Consolidated Financial Statements (Unaudited)

          (All dollar amounts, except per share amounts, are in thousands)

(D) Pension related items, which reduced operating costs, were $4,462 and $10,406 for the three and nine month periods of 1996 compared to $3,778 and $10,886 for the prior year. These items increased net income by $2,729, or $.21 per share, and $6,364, or $.48 per share, for the three and nine month periods of 1996 and by $2,311, or $.17 per share, and $6,658, or $.46 per share for the prior year.

(E) As previously reported, the Auburn VPS Partnership, which was 94.3% owned by Stone & Webster, had been unable to meet its debt service requirements since the end of the first quarter of 1996, resulting in ongoing discussions with its lenders regarding restructuring its debt. In an agreement reached with the partnership's lenders, the assets of the partnership were transferred to the lenders in return for cancellation of the related construction debt. The net impact of this agreement with its lenders is a loss of $989 net of tax or $.08 per share, which includes an operating loss of $11,538 ($7,776 net of tax, or $.59 per share) to write-down the Auburn VPS plant to fair market value and an extraordinary gain of $10,283 ($6,787 net of taxes of $3,496, or $.51 per share) for the extinguishment of the construction debt.

(F) In the third quarter of 1996, the Company recorded a charge to recognize several contract related and operational items. Among these were provisions for resolution, reached during the quarter, of a contract scope dispute, damages resulting from contract performance delays, and recognition of a judgment awarded and anticipated settlement costs of several employment disputes. The total amount of this charge is $12,377 ($7,553 after tax or $.57 per share.)

(G) In the second quarter of 1996, the Company began a review of its organizational structure, strategic plan and asset base. During the third quarter of 1996, the Company concluded that its corporate headquarters in New York will be consolidated with the Boston headquarters of the Company's principal operating subsidiary, Stone & Webster Engineering Corporation, and certain of its New York office space will be offered for sublease. In addition, the Company intends to sell its 800,000 square foot building in Boston and more aggressively market its 460,000 square foot building in Cherry Hill, New Jersey. The Company also plans to restructure its ownership position in its other real estate holdings in Boston. While it is difficult to anticipate the date that real estate will be sold, the Company hopes to sell the Cherry Hill property within eighteen months. Timing of the sale of the 800,000 square foot Boston building is dependent upon the Company's final determination of space and location requirements. The total carrying amount of the properties written-down was $20,939 as of September 30, 1996. The total charge for these items of $30,509 ($19,974 after tax, or $1.49 per share) consists of $20,137 ($13,751 after tax, or $1.03 per share) for the write-down of certain Boston and New Jersey properties to be sold to fair market value and $10,372 ($6,223 after tax, or $.46 per share) for estimated sublease losses on underutilized New York office space.

(H) In the third quarter of 1995, a subsidiary of the Company recorded a write-down of $6,500 in capitalized costs associated with purchased technology in a standardized, pre-certified design for nuclear power plants. The Company had originally estimated that this investment which commenced in 1993, would be recoverable from revenues generated over a three to five-year

Form 10-Q                                                                    12.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated


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

(I) During the nine months ended September 30, 1996, nonqualified options for 15,000 shares of Common Stock were awarded to non-employee directors under the 1995 Stock Option Plan at exercise prices ranging from $32.75 to $34.25, nonexercisable for six months. Nonqualified options for 100,000 shares of Common Stock were awarded under the plan to a newly hired President and Chief Executive Officer at an exercise price of $34.875, and are exercisable immediately. Nonqualified options for 236,500 shares were issued to employees at prices ranging from $32.875 to $34.25, of which 25% becomes exercisable on the first anniversary of the date of grant and an additional 25% becomes exercisable on the second, third and fourth anniversaries of the date of grant. During the nine months ended September 30, 1996, options were exercised by non-employee Directors for an aggregate of 4,000 shares. Additionally, options with respect to 17,000 shares terminated unexercised.

A summary of stock option transactions follows:

                =====================================================
                                                                 1996
                -----------------------------------------------------
                Outstanding January 1                         135,500
                    Options granted                           351,500
                    Options canceled                          (17,000)
                    Options exercised                          (4,000)
                -----------------------------------------------------
                Outstanding at September 30                   466,000
                =====================================================

     At September 30, 1996, options for 116,000 shares were exercisable and 280,000 shares were available for grant. Per share option prices ranged from $30.25 to $36.50.

     Under the 1995 Stock Plan, non-employee directors of the Company will receive grants of Common Stock in payment of their annual retainer and may elect to receive director meeting fees in Common Stock. The total number of shares to be issued under the Stock Plan may not exceed 100,000 shares. During the nine months ended September 30, 1996, 3,534 shares were issued to non-employee directors. At September 30, 1996, 94,214 shares were available for grant.

(J) In July 1995, the Board of Directors of the Company authorized an increase in the share repurchase program from 1 million to 2.5 million shares of Common Stock in open market transactions at prevailing prices. The Company acquired 1,010,782 shares in the nine months ended September 30, 1996, bringing total purchases to 2,128,549 shares under this program. As of September 30, 1996, the Company had 12,858,668 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

Form 10-Q                                                                    13.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries

              Notes to Consolidated Financial Statements (Unaudited)

         (All dollar amounts, except per share amounts, are in thousands)

(K) In the third quarter of 1995, a settlement was reached relating to environmental matters in which a charge of $2,500 was incurred, representing the amount of the settlement, net of insurance recoveries of $1,500. In another legal action taken to recover damages, attorney's fees and other monetary relief from insurance carriers, a settlement was reached in which $16,000 was received shortly after the end of the third quarter of 1995. This settlement, after reduction for current and deferred legal expenses of $8,780, was recognized as a gain of $7,220 in the third quarter of 1995. Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payment of amounts, if any, that would have a material adverse effect on the consolidated financial statements.

(L) Earnings per share are based on the weighted average number of common and common equivalent shares (stock options) outstanding during the period.

(M) During the second quarter of 1996, substantially all of the Company's subsidiaries outside the United States and Canada changed their fiscal year-end from November 30 to December 31. The consolidated financial statements for the three and nine-month periods ended September 30, 1996 include the operations of these subsidiaries for three and ten months, respectively. This change did not have a material effect on the consolidated financial statements.

(N) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders.

     Interim results of operations are not necessarily indicative of the results for a full year.

Form 10-Q                                                                    14.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
         (All dollar amounts, except per share amounts, are in thousands)

Results of Operations

In the third quarter of 1996, the Company recorded restructuring and other charges of $28,516, after tax and an extraordinary item, or $2.14 per share, in connection with a major operational and financial restructuring. This charge consists of the following:

     Write-down of real estate assets to be sold and  recognition of anticipated
     ---------------------------------------------------------------------------
     sublease losses on underutilized leased facilities.
     --------------------------------------------------
     The Company recorded a charge of $30,509 before tax ($19,974 after tax, or $1.49 per share) to write down certain Boston and New Jersey properties to fair market value and to provide for anticipated sublease losses in its New York office. During 1996, the Company began a review of its organizational structure, strategic plan and asset base. The Company concluded, in the third quarter of 1996, that its corporate headquarters in New York will be consolidated with the Boston headquarters of the Company's principal operating subsidiary, Stone & Webster Engineering Corporation, and certain of its New York office space will be offered for sublease. In addition, the Company intends to sell its 800,000 square foot building in Boston and more aggressively market its 460,000 square foot building in Cherry Hill, New Jersey. The Company also plans to restructure its ownership position in its other real estate holdings in Boston. While it is difficult to anticipate the date that real estate will be sold, the Company hopes to sell the Cherry Hill property within eighteen months. Timing of the sale of the 800,000 square foot Boston building is dependent upon the Company's final determination of space and location requirements. The total carrying amount of these properties was $47,944 as of September 30, 1996. The charge consists of $20,137 ($13,751 after tax, or $1.03 per share) for the write-down of certain Boston and New Jersey properties to be sold to fair market value and $10,372 ($6,223 after tax, or $.46 per share) for estimated sublease losses on underutilized New York office space.

     Recognizing  write-downs on several contracts and other operational issues.
     ---------------------------------------------------------------------------
     In the third quarter of 1996, the Company recorded a charge to recognize several contract related and operational items. Among these were provisions for resolution, reached during the quarter, of a contract scope dispute, damages resulting from contract performance delays, and recognition of a judgment awarded and anticipated settlement costs of several employment disputes. The total amount of this charge is $12,377 ($7,553 after tax or $.57 per share.)

     Liquidation of Auburn VPS  Partnership  assets and  cancellation of related
     ---------------------------------------------------------------------------
     debt.
     -----
     As previously reported, the Auburn VPS Partnership, which was 94.3% owned by Stone & Webster, had been unable to meet its debt service requirements since the end of the first quarter of 1996, resulting in ongoing discussions with its lenders regarding restructuring its debt. In an agreement reached with the partnership's lenders, the assets of the partnership were transferred to the lenders in return for cancellation of the related construction debt. The net impact of the agreement with its lenders is a loss of $989 or $.08 per share, which includes an operating loss of $11,538 ($7,776 after tax or $.59 per share) to write-down the Auburn VPS plant to fair market value and an extraordinary gain of $10,283 ($6,787 after taxes of $3,496, or $.51 per share) for the extinguishment of the construction debt.

Form 10-Q                                                                    15.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                   Stone & Webster, Incorporated and Subsidiaries
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
         (All dollar amounts, except per share amounts, are in thousands)

Results of Operations (continued)

     All restructuring and other charges were incurred in the Engineering, Construction and Consulting segment. The effects of these charges are summarized below:

                                                                         Contract
                                        Auburn VPS     Real Estate     Adjustments
                                        Partnership    Adjustments     and Other           Total

Cost of Revenue                         $      -       $      -         $  (9,919)        $  (9,919)
Gross Profit (Loss)                            -              -            (9,919)           (9,919)
Selling, general and administrative
   expenses                               (11,538)       (30,509)          (2,458)          (44,505)
Operating (Loss)                          (11,538)       (30,509)         (12,377)          (54,424)
(Loss) before Extraordinary Item           (7,776)       (19,974)          (7,553)          (35,303)
Extraordinary Item -
   gain on extinguishment of debt           6,787             -                -              6,787
Net (Loss)                                   (989)       (19,974)          (7,553)          (28,516)
(Loss) per Share before
   Extraordinary Item                   $   (0.59)     $   (1.49)       $   (0.57)        $   (2.65)
(Loss) per Share including
   Extraordinary Item                   $   (0.08)     $   (1.49)       $   (0.57)        $   (2.14)


For the third quarter ended September 30, 1996, Stone & Webster, Incorporated reported a net loss of $24,893 including the extraordinary item, or $1.86 per share compared to net income of $4,984, or $.35 per share, for the same period in 1995. Excluding the restructuring and other charges, net income was $3,623, or $.28 per share, and operating income for the quarter was $5,156 compared to operating income of $7,112 for the same period last year. Revenue increased by $63,050 or 29 percent.

Stone & Webster reported a net loss for the first nine months of 1996 of $15,621 including the extraordinary item, or $1.17 per share compared to net income of $17,634, or $1.22 per share, for the same period in 1995. Excluding the restructuring and other charges, net income was $12,895, or $.97 per share for the first nine months, and operating income was $22,839, compared to operating income of $26,583 for the same period last year.

Components of earnings per share for the three and nine months ended September 30, 1996 and 1995 were:

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                      ----------------        -----------------
                                        1996      1995          1996       1995
                                      ------     -----         -----      -----
Operations                             $0.20     $0.18         $1.01      $0.76
Pension related items                   0.21      0.17          0.48       0.46
Auburn VPS Partnership operations      (0.13)       --         (0.52)        --
Earnings per share before             ------     -----        ------      -----
  restructuring and other charges       0.28      0.35          0.97       1.22
Restructuring and other charges (1)    (2.14)       --         (2.14)        --
                                       -----     -----        ------      -----
Earnings per share                    ($1.86)    $0.35        ($1.17)     $1.22
                                      ======     =====        ======      =====

(1) Includes extraordinary gain of $.51 due to the extinguishment of debt in connection with the transfer of the Auburn VPS assets to the construction lenders.

Form 10-Q                                                                    16.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
         (All dollar amounts, except per share amounts, are in thousands)

Results of Operations (continued)



ENGINEERING, CONSTRUCTION AND CONSULTING

Stone & Webster's  Engineering,  Construction  and Consulting  segment  reported revenue of $275,999 in the third quarter of 1996, up 31 percent from the $210,736 for the same period last year. The industrial and process business units continue to provide most of the revenue growth. Operating income for this segment was $8,065, before Auburn VPS operating losses of $2,027 and restructuring and other charges of $54,424, compared to $6,886 in the third quarter of 1995.

For the nine month period, the Engineering, Construction and Consulting segment had revenue of $840,748, an increase of 30 percent from $647,387 for the same period last year. Operating income for the first nine months was $33,619, before Auburn VPS Partnership operating losses of $7,627 and restructuring and other charges of $54,424, compared to $27,928 for the first nine months of 1995.


Orders and backlog for the three and nine month periods ended September 30, 1996 and 1995 were:

                          Three Months Ended                 Nine Months Ended
                           September 30,                       September 30,
                    ------------------------           ------------------------
                                              %(Dec.)
                          1996         1995   %Incr.        1996          1995    %Incr.
                    ----------   ----------   -------  ---------     ---------    ------

Beginning backlog   $2,799,200   $1,664,800       -    $1,917,000    $1,541,800       -
Orders                 132,900      234,200    (43)%    1,579,800       793,900      99%
Revenue               (276,000)    (210,700)    31%      (840,700)     (647,400)     30%
                    ----------   ----------            ----------    ----------
Ending backlog      $2,656,100   $1,688,300     57%    $2,656,100    $1,688,300      57%
                    ==========   ==========            ==========    ==========

Orders are the total of new orders, scope changes and cancellations.

Through the first nine months of 1996, the 99% increase in orders has reflected continuing strength in the Company's key markets. This increase includes several major contract awards, including a contract for the engineering, procurement and construction of an olefins complex in Indonesia valued at approximately $475,000. In addition, Stone and Webster has been named the general contractor for the Malden Mills textile plant, and was awarded a $300,000 contract for military site environmental restoration for the U.S. Army Corps of Engineers. The Process, Government and Industrial business units showed increases in orders of 238%, 200% and 195%, respectively, for the nine month period ended September 30, 1996, as compared to the same period in 1995. Orders during the third quarter of 1996 were impacted by the cancellation of an $80 million power contract originally recorded in 1995.

COLD STORAGE AND RELATED ACTIVITIES

The Cold Storage segment reported operating income of $2,092 and $4,544 for the third quarter and nine months of 1996 compared to $1,825 and $6,002 for the same period in 1995. Revenue increased by 17 percent in the third quarter due to the opening of the 3.7 million cubic foot cold storage facility expansion at Rockmart, Georgia.

Form 10-Q                                                                    17.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

                  Stone & Webster, Incorporated and Subsidiaries
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
         (All dollar amounts, except per share amounts, are in thousands)

Results of Operations (continued)

OTHER

The Other segment consisted of the Oil and Gas Production Operations and the Real Estate Development business, both of which were divested in the fourth quarter of 1995. General corporate expenses increased by $820 for the third quarter of 1996 compared to the same period in 1995 due primarily to consulting expenses incurred in 1996. General corporate expenses have been reduced by $557 in the first nine months of 1996 compared to the same period in 1995 due to staff reductions resulting from an incentive retirement plan which took effect in the first quarter of 1996.

Other expenses increased in 1996 due primarily to construction loan interest expense of $999 and $4,047 for the Auburn wastepaper recycling project for the three and nine months ended September 30, 1996, respectively. Construction loan interest costs were capitalized in 1995 since the facility was still under construction.

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

                                         Three Months Ended       Nine Months Ended
                                               September 30,          September 30,
                                         --------------------     --------------------

Pension Related Items                       1996         1995        1996         1995
   (Income)/Expense                         ----         ----        ----         ----

Net pension credit on qualified U.S.
   plans (1)                             $(4,628)    $(3,955)    $(10,988)    $(11,344)
Foreign pension expense (2)                  166         177          582          458
                                         ---------------------------------------------
Total pension related items              $(4,462)    $(3,778)    $(10,406)    $(10,886)
                                         ---------------------------------------------
After-tax total pension related items    $(2,729)    $(2,311)    $ (6,364)    $ (6,658)
                                         ---------------------------------------------
Total pension related items per share    $ (0.21)    $ (0.17)    $  (0.48)    $  (0.46)
                                         =============================================

(1) SFAS No. 87 income on qualified U.S. plans
(2) SFAS No. 87 expense on qualified foreign plans



Form 10-Q                                                                    18.
For the quarter ended September 30, 1996           Stone & Webster, Incorporated

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

The income tax provision resulted in effective tax rates of 37 percent and 36 percent for the third quarter and nine months of 1996 and 38 percent and 36 percent for the same periods in 1995. The effective rates for the three months ended September 30, 1996 and 1995 were higher than the U.S. statutory tax rate primarily due to state income taxes as well as foreign taxes, based on gross receipts, which are applicable to certain international projects.

Financial Condition

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, decreased by $34,633 during the first nine months of 1996. Net cash used by operating activities of $10,416 reflected an increase in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized) of $34,165 (which includes the effect of the restructuring and other charges and the transfer of the Auburn VPS Partnership assets to the construction lenders) resulting primarily from increased business activity. Net cash provided by investing activities of $32,562 reflects maturities of U.S. Government securities offset by purchases of equipment used in the Company's operations. Net cash used by financing activities of $56,779 reflects the payment of dividends, repayment of long-term debt and purchases of common stock under the Company's ongoing share repurchase program as explained in Note J to the consolidated financial statements. Total debt of $37,118 at September 30, 1996 compares to $103,821 at year-end 1995. The significant decrease in total debt is due to the extinguishment of the $48,750 of Auburn VPS Partnership debt.

The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $33,608, of which $23,608 was available at September 30, 1996.