Form 10-K405
period 1996-12-31
STONE & WEBSTER INC
filed 1997-03-27
CIK 94601

                         FORM 10 - K

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                             OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from..........to..........

  Commission file number 1-1228

                    STONE & WEBSTER, INCORPORATED
     (Exact name of registrant as specified in its charter)

      Delaware                               13-5416910
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


    245 Summer Street,  Boston, MA           02210
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code -   (617) 589-5111

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

Form 10-K 1996                                     Stone & Webster, Incorporated

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

     $390,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of January 31, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock: 12,806,666 shares as of January 31, 1997.

     The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

     Part               Document

     III Proxy Statement in connection with the registrant's 1997 Annual Meeting of Shareholders

Form 10-K 1996                                     Stone & Webster, Incorporated

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

     The information relating to the business segments of the registrant required by this Item is filed herewith under "Business Segment Information" of the Financial Information section included in Appendix A to this report. This information indicates the amounts of revenues from sales to unaffiliated customers (from which percentage of revenues information is available), operating income and identifiable assets attributable to the registrant's industry segments for the three years ended December 31, 1996. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" filed herein in Appendix A.

     Engineering, Construction and Consulting Services

     Registrant, through its subsidiaries, provides complete engineering, design, construction and full environmental services for power, process, governmental, industrial, transportation and civil works projects. It also constructs from plans developed by others, makes engineering reports and business examinations, undertakes consulting engineering work, and offers information management and computer systems expertise to clients. It also offers a full range of services in environmental engineering and sciences, including complete execution of environmental projects. It remains active in the nuclear power business, for utility and governmental clients, and continues to undertake a significant amount of modification and maintenance work on existing nuclear power plants. In addition, it offers advanced computer systems development services and products in the areas of information systems, systems integration, computer-aided design, expert systems, and database management. It also develops projects in which registrant or its subsidiaries may take an ownership position and for which other subsidiaries may provide engineering, construction, management and operation and maintenance services. Comprehensive management consulting and financial services are also furnished for business and industry, including public utility, transportation, pipeline, land development, petroleum and manufacturing companies, banking and financial institutions and government agencies, and appraisals are performed for industrial companies and utilities.

     During 1994, the registrant's engineering, construction and consulting services segment modified its approach to its market and strengthened its strategic plan by implementing a new organizational structure. This organizational structure established four "Global Business Units" (GBU) responsible for marketing and executing projects within a sector on a worldwide basis. Each GBU also is accountable for achieving goals established for that market sector. These four GBUs are in the power, process, environmental/infrastructure and industrial sectors. The new structure enables the registrant to capitalize on its international relationships, experience and abilities. Where appropriate, lump sum, turnkey contracts are employed as a means of providing comprehensive services. Registrant's engineering, construction and consulting business segment continues to focus on its strengths involving technology, for example, in advanced applications in both refinery and ethylene process work and in development of expert systems.

Form 10-K 1996                                     Stone & Webster, Incorporated

     Cold Storage Services

     Modern public cold storage warehousing, blast-freeze and other refrigeration and consolidation services are offered in the Atlanta, Georgia, metropolitan area to food processors and others at three facilities with approximately 24.8 million cubic feet of freezer and controlled temperature storage space, including a facility in Rockmart, Georgia which has approximately
7.2 million cubic feet of such space. In view of increased demand for services relating to food exports, this subsidiary's strategic plans resulted in the construction of additional blast-freezing cells in 1995. During 1996, the Rockmart facility was expanded by the addition of 3.7 million cubic feet of fully racked freezer space. Offices and processing areas are leased to customers. Comprehensive freezer services are offered to customers. The Rockmart site has sufficient land to allow for future expansion and to make additional space available to food processors. In addition, the facility features direct loading of product onto distribution trucks from railroad cars delivered on two railroad lines which serve the Rockmart plant.

     Other

     During 1995, registrant sold all of its natural gas and oil properties and interests, as well as its interests in a large corporate office and business center in Tampa, Florida.

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

     Backlog

     Backlog figures for the registrant's engineering, construction and consulting services segment historically have not been considered by the registrant to be indicative of any trend in these activities nor material for an understanding of its business. At any given date, the portion of engineering and construction work to be completed within one year can only be estimated subject to adjustments, which can in some instances be substantial, based on a number of factors. Clients frequently revise the scope of the services for which they have contracted with subsidiaries of registrant, especially on projects subject to regulatory approval or which require environmental permitting/licensing. Scope increases and decreases of substantial magnitude are commonplace on such projects and directly affect backlog. Additionally, delays are common and affect the timing of when backlog would be translated into revenues. As a result, the aggregate of such figures in relation to registrant's consolidated revenues could be misleading unless understood in light of the foregoing contingencies. The registrant's backlog information is calculated on the basis of the total value to the registrant's subsidiaries of all services to be rendered under the available contracts plus the value of equipment, material, services and subcontracts for which the contracting subsidiary has overall technical and commercial responsibility. The following backlog information is provided as of December 31, 1996 and December 31, 1995.

Form 10-K 1996                                     Stone & Webster, Incorporated

     The registrant's engineering subsidiaries' backlog as of December 31, 1996 amounted to $2,487.6 million in comparison to $1,917.0 million as of December 31, 1995. New work awards in 1996 were $1,687.6 million. Also see "Revenue, Orders and Backlog" in the "Management's Discussion and Analysis" in the 1996 comparison with 1995 filed herein in Appendix A. Although the majority of the subsidiaries' contracts may be reduced or cancelled by the client at any time, significant reductions in scope are unusual.

     The backlog at December 31, 1996 includes $566.0 million for contracts won, but still under final negotiation.

     Approximately 34% of the total backlog as of December 31, 1996 is expected to be realized within the next year.

     In addition, approximately 40% of the December 31, 1996 backlog amount is from contracts with international clients.

                           BACKLOG
      Engineering, Construction and Consulting Services
                       (in Millions of Dollars)

 As of            New        Changes         Revenue           As of
12/31/95          Work       In Scope       Recognized*       12/31/96
$1,917.0       $1,687.6     $    26.6       ($1,143.6)        $2,487.6

          *Revenue Recognized reflects revenues of the engineering, construction and consulting segment.

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

     Consequently, the registrant has not considered the names of clients to be material to investors' understanding of the registrant's business taken as a whole. Prior to 1994, the registrant reported this information on the basis of gross earnings (revenues less direct costs). Stated in terms of total revenues (as described under Backlog, above), which is consistent with registrant's financial reporting in this report, Tennessee Valley Authority, which has been and continues to be a significant client, accounted for approximately 18% and 13% of consolidated revenues for 1994 and 1995, respectively. In addition, in 1994 Indianapolis Power and Light Company contributed 11% of consolidated revenues. In 1996, the engineering, construction and consulting segment had no client who accounted for more than 10% of consolidated revenues.

     The cold storage and related activities segment had no client who accounted for 10% or more of consolidated revenues in 1994, 1995, or 1996.

Form 10-K 1996                                     Stone & Webster, Incorporated

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

     Employees

     The registrant and its subsidiaries had approximately 5,400 regular employees as of December 31, 1996. In addition, there are at times several thousand craft employees employed on projects by subsidiaries of registrant. The number of such employees varies in relation to the number and size of the projects actually undertaken at any particular time.

             Executive Officers of the Registrant.

Name                   Age     Position Held             Held Since

H. Kerner Smith        52      President and               2/12/96
                               Chief Executive Officer
                               Director

Edward J. Walsh        45      Executive Vice President    8/15/95
                               Director                    8/31/95

Robert C. Wiesel       46      Executive Vice President    12/17/96

Jeremiah P. Cronin     53      Executive Vice President    3/1/95

Gerard A. Halpin, III  39      Treasurer                   12/2/96

Daniel P. Levy         48      Corporate Controller        7/19/95

Peter F. Durning       58      Secretary                   7/20/94
                               General Counsel             1/9/95

     Each of the executive officers listed above has held executive or administrative positions with the registrant or one or more of its subsidiaries for at least the last five years, except that Mr. Smith, who joined the registrant in February 1996, had been President and Chief Executive Officer of Deutsche Babcock Technologies, Inc. and a managing director of Deutsche Babcock A G during the last five years; Mr. Cronin, who joined the registrant in 1995, had been Vice President-Finance and Chief Financial Officer of Crane Co. since 1989; Mr. Halpin, who joined the registrant in 1996, had been Assistant Treasurer of General Electric Company since 1991; and Mr. Levy, who joined the registrant in 1995, had been Vice President, Finance and Administration, of Huttig Sash & Door Co. since 1991.

     Each officer was elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Shareholders and until his successor is duly elected and qualified, except that Mr. Levy was appointed to his office by the Board of Directors. The next Annual Meeting of Shareholders is scheduled to be held May 8, 1997.

Form 10-K 1996                                     Stone & Webster, Incorporated

Item 2.  Properties.

     The important physical properties of registrant and its subsidiaries are as follows:

          A. A 14 story office building with approximately 800,000 square feet of office space at 245 Summer Street, Boston, Massachusetts, which serves as corporate headquarters for the organization and is approximately 60% occupied by registrant's subsidiaries with the balance held for rental to others.

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

          E. Approximately 17.6 million cubic feet of cold storage plant in two facilities in Atlanta, Georgia, and approximately 7.2 million cubic feet of cold storage space in a third facility near Rockmart, Georgia.

     In addition, interests in a 50 megawatt electrical co-generation plant in Binghamton, New York, in which a subsidiary owned a 33% interest, and a 200 ton per day paper fiber recycling plant in Auburn, Maine, in which a subsidiary owned a 94.3% interest, were disposed of in 1996 (see Notes (C) and (J) to the Consolidated Financial Statements filed herein in Appendix A.)

     Except as specified above, all of the properties listed above are owned in fee by subsidiaries of the registrant. In addition to the foregoing, registrant and its subsidiaries occupy office space in various cities, in premises leased from others for varying periods - both long and short term - the longest of which extends to 2008.

Form 10-K 1996                                     Stone & Webster, Incorporated

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

          (b) Stone & Webster Engineering Corporation provided engineering services to Vista Chemical Company ("Vista") at its Westlake, Louisiana chemical plant. In 1991, Vista filed suit against another company and SWEC, contending that the engineering work performed by SWEC was performed late and not in accordance with the standards of professional practice. Vista sought to recover costs incurred to complete the project in excess of the original estimate, certain costs that it incurred to operate the plant, and lost profits from its operations. SWEC denied the material allegations contained in the plaintiff's petition. In October 1996, this action was settled by agreement among the parties pursuant to which SWEC contributed approximately $2,500,000.

         (c)Registrant and two of its subsidiaries have been named as defendants in two pending legal actions brought by Blackstone Valley Electric Company in January 1994 in the United States District Court for the District of
Massachusetts (along with another company named as a defendant) and in March 1996 in the United States District Court for the District of Rhode Island, and have received other claims from private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These matters relate to business activities which took place generally in the first half of this century. No governmental authority has sought similar redress from registrant or its subsidiaries (except in the case of one subsidiary in limited connection with claims made primarily with respect to clients of that subsidiary) nor has the registrant been determined to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, registrant and its subsidiaries believe that they have valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

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

     (d) Also see Note (M) to the consolidated financial statements as set forth under "Notes to Consolidated Financial Statements" of the Financial Information section filed herewith in Appendix A to this report.

Form 10-K 1996                                     Stone & Webster, Incorporated

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

Form 10-K 1996                                     Stone & Webster, Incorporated

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

Item 14.  Exhibits, Financial Statement Schedule, and
          Reports on Form 8-K.

  (a)  Documents filed as part of the report:

     1.  Financial Statements and Financial
           Statement Schedule

          The following items appear in the Financial Information section included as Appendix A to this report:

           Management's Discussion and Analysis

           Financial Statements:

              Consolidated Statements of Operations for the Three
                Years Ended December 31, 1996
             Consolidated Balance Sheets as at December 31,
               1996 and 1995
             Consolidated Statements of Shareholders' Equity
               for the Three Years Ended December 31, 1996
             Consolidated Statements of Cash Flows for the
               Three Years Ended December 31, 1996
           Summary of Significant Accounting Policies
           Notes to Consolidated Financial Statements
           Selected Financial Data
           Market and Dividend Information
           Report of Management
           Business Segment Information

           Financial Statement Schedule:

            Financial Statement Schedule for the Three
                 Years Ended December 31, 1996:

                II. Valuation and Qualifying Accounts

           Report of Independent Accountants

Form 10-K 1996                                     Stone & Webster, Incorporated

      2.  Exhibits:

       (3)  Articles of Incorporation and By-laws -

          (i) The Restated Certificate of Incorporation of registrant which appears in Exhibit 3 (a) to registrant's Form 10-K for the fiscal year ended December 31, 1990 is hereby incorporated by reference.

          (ii) The By-laws of registrant,  as amended, which appear in Exhibit 3
               (ii) to registrant's Form 10-K for the fiscal year ended December 31, 1995 are hereby incorporated by reference.

        (4) Instruments defining the rights of security holders, including indentures -

          (i) As of December 31, 1996, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $24,260,000 principally in connection with mortgages relating to real property for a subsidiary's office building, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

          (ii) Rights Agreement, dated as of August 15, 1996, between Stone & Webster, Incorporated and ChaseMellon Shareholder Services, L.L.C., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (incorporated by reference to Exhibit 1.1 to registrant's Registration Statement on Form 8-A filed on August 16, 1996.)

      (10) Material contracts -

          (a) The Restricted Stock Plan of Stone & Webster, Incorporated, approved by the Stockholders of registrant in 1976, as amended and approved by the Stockholders of registrant in 1988, and the form of grant under the Restricted Stock Plan (incorporated by reference to Exhibit 10 (a) to registrant's Form 10-K for the fiscal year ended December 31, 1988).

          (b) 1995 Stock Option Plan of Stone & Webster, Incorporated (incorporated by reference to Exhibit 4-b to the registrant's Registration Statement on Form S-8 filed on June 22, 1995 (File No. 33-60489)).*

          (c) 1997 Stock Plan for Non-Employee Directors of Stone & Webster, Incorporated (filed herewith as Exhibit 10 (c)).*

          (d) Forms of agreements between registrant and eleven (11) officers of registrant and its subsidiaries, entered into as of September 1, 1995, relating to certain employment arrangements that would become operable only in the event of a "change of control" (as defined in the agreements) and that would have a potential aggregate cost to registrant (assuming compensation levels of September 1, 1995) if triggered as provided in the agreements of less than $5 million (incorporated by reference to Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30,
               1995).*

Form 10-K 1996                                     Stone & Webster, Incorporated

          (e) The following forms of agreements with H. Kerner Smith relating to employment with registrant as President and Chief Executive Officer are incorporated by reference to Exhibit 10 (e) to the registrant's Form 10-K for the fiscal year ended December 31, 1995: a form of Employment Agreement filed therewith as Exhibit 10 (e)(i); a form of Change of Control Employment Agreement filed therewith as Exhibit 10 (e)(ii); and a form of Stock Option Grant filed therewith as Exhibit 10 (e)(iii). An Amendment dated January 15, 1997 to the Employment Agreement (10) (e)(i) is filed herewith as Exhibit 10 (e)(iv). *

      (21) Subsidiaries of the registrant.

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

Form 10-K 1996                                     Stone & Webster, Incorporated

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

Date: February 25, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 25, 1997                       H. KERNER SMITH
                                        H. Kerner Smith
                                        President and Chief Executive Officer
                                        Director



        "                               EDWARD J. WALSH
                                        Edward J. Walsh
                                        Executive Vice President
                                        Director



        "                               KENT F. HANSEN
                                        Kent F. Hansen
                                        Chairman of the Board
                                        Director



        "                               DONNA FITZPATRICK BETHELL
                                        Donna Fitzpatrick Bethell
                                        Director

Form 10-K 1996                                     Stone & Webster, Incorporated





Date: February 25, 1997                 FRANK J. A. CILLUFFO
                                        Frank J. A. Cilluffo
                                        Director




        "                               ELVIN R. HEIBERG III
                                        Elvin R. Heiberg III
                                        Director




        "                               DAVID N. MCCAMMON
                                        David N. McCammon
                                        Director




        "                               J. ANGUS MCKEE
                                        J. Angus McKee
                                        Director




        "                              JOHN P. MERRILL, JR.
                                       John P. Merrill, Jr.
                                       Director




        "                              BERNARD W. REZNICEK
                                       Bernard W. Reznicek
                                       Director




        "                              PETER M. WOOD
                                       Peter M. Wood
                                       Director

Form 10-K 1996                                     Stone & Webster, Incorporated




APPENDIX A
STONE & WEBSTER, INCORPORATED AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION APPENDIX

                                                                           Page

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                      A-2

Financial Statements:

        Consolidated Statements of Operations for the Three Years Ended
                December 31, 1996                                           A-10
        Consolidated Balance Sheets as at December 31, 1996 and 1995        A-11
        Consolidated Statements of Shareholders' Equity for the Three Years
                Ended December 31, 1996                                     A-12
        Consolidated Statements of Cash Flows for the Three Years
                Ended December 31, 1996                                     A-13
Summary of Significant Accounting Policies                                  A-14
Notes to Consolidated Financial Statements                                  A-15
Selected Financial Data and Market and Dividend Information                 A-27
Report of Management                                                        A-28
Business Segment Information                                                A-29

Financial Statement Schedule:

        Financial  Statement Schedule for the Three Years
                Ended December 31, 1996:
                       II - Valuation and Qualifying Accounts               A-30

Report of Independent Accountants                                           A-31

Form 10-K 1996                                     Stone & Webster, Incorporated

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

1996 COMPARED WITH 1995

Revenue for 1996 was $1,164,837, an increase of 16 percent from the $1,002,819 reported in 1995. The increased revenue reflected continued improvement in the Company's Engineering, Construction and Consulting segment. New orders for 1996 of $1,714,139 increased by 27 percent from the $1,344,587 in new orders reported in 1995. Backlog increased by 30 percent to $2,487,552 from $1,917,000. Operating income for 1996, from ongoing operations (before restructuring, other charges and asset divestitures) was $39,822 compared with operating income from ongoing operations in 1995 of $37,498. Earnings per share from ongoing operations improved to $2.04 per share in 1996 from $1.78 per share in 1995.

Including all restructuring, other charges and asset divestitures, the 1996 operating loss was $25,920 compared with operating income of $35,041 in 1995. The net loss in 1996 was $10,644 compared with net income of $14,880 for the prior year. Components of earnings per share in 1996 and 1995 were:

-------------------------------------------------------------------------------
                                                     1996              1995
-------------------------------------------------------------------------------

Operations                                           $   1.35          $   1.26
Pension related items                                    0.69              0.52
-------------------------------------------------------------------------------
   Earnings per share from
     ongoing operations                                  2.04              1.78
Divested operations                                     (0.50)            (0.22)
Restructuring, other charges
   and asset divestitures                               (2.34)            (0.52)
-------------------------------------------------------------------------------
   Earnings per share                                $  (0.80)         $   1.04
-------------------------------------------------------------------------------


RESTRUCTURING ACTIONS - 1996 AND 1995

Both 1996 and 1995 results included significant charges attributable to restructuring, other charges and asset divestitures, and also included the operating results of divested operations.

In the third quarter of 1996, the Company recorded restructuring and other charges of $54,424 in connection with a major operational and financial restructuring. This included a charge of $30,509 ($19,974 after tax, or $1.49 per share) to write down certain Boston and New Jersey properties to fair value and to provide for anticipated losses in subleasing its New York office. This charge resulted from conclusions reached in a review of the Company's organizational structure and asset base and development of an updated strategic plan. The Company concluded, in the third quarter of 1996, that its investments in real estate could be better deployed in its core business and that office consolidation was necessary to more efficiently use existing facilities. The Company decided that its corporate headquarters in New York would be consolidated with the Boston headquarters of the Company's principal operating subsidiary, Stone & Webster Engineering Corporation, and its New York office space would be offered for sublease. In addition, the Company intends to sell its 800,000 square foot building in Boston (the estimated fair value of this building exceeds its carrying amount) and to more aggressively market its 460,000 square foot building in Cherry Hill, New Jersey. The Company also plans to restructure its ownership position in its other real estate holdings in Boston. The total carrying amount of the properties written down, prior to the write-down, was $41,022 as of September 30, 1996. The real estate related charge consists of $20,137 ($13,751 after tax, or $1.03 per share) for the write-down of certain Boston and New Jersey properties to fair value and $10,372 ($6,223 after tax, or $.46 per share) for estimated sublease losses on New York office space that will no longer be utilized. In addition to this charge, in the first quarter of 1996, the Company recorded a charge of $1,832 for the expected sublease loss for a vacant floor in the New York office.

Also in the third quarter of 1996, the Company recorded a charge of $12,377 ($7,553 after tax, or $.57 per share) to recognize several contract-related and operational items. Among these were provisions for resolution, reached in the quarter, of a contract scope dispute, damages resulting from contract performance delays, and recognition of a judgment awarded and anticipated settlement costs of several employment-related matters.

The third quarter restructuring also included divestiture of the Auburn VPS Partnership. The partnership, which was 94.3% owned by the Company, had been unable to meet its debt service requirements since the end of the first quarter of 1996, resulting in discussions with its lenders regarding restructuring its debt. In an agreement reached with the partnership's lenders in the third quarter of 1996, the assets of the partnership were transferred to the lenders in return for cancellation of the related construction debt. The net impact of the agreement with its lenders was a loss of $989 or $.08 per share recorded in the third quarter of 1996, which includes a loss on forfeiture of $11,538 ($7,776 after tax, or $.59 per share) to write down the Auburn VPS plant to fair market value and an extraordinary gain of $10,283 ($6,787 after taxes of $3,496, or $.51 per share) for the extinguishment of the construction debt. Losses on the operation of the Auburn VPS Partnership for 1996 and 1995, after interest expense of $4,125 and $1,329, respectively, were $11,640 ($6,984 after tax, or $.52 per share) and $5,410 ($3,285 after tax, or $.23 per share), respectively.

Stone & Webster, Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------

In the fourth quarter of 1996, a charge of $4,172 ($2,712 after tax, or $.20 per share) was recorded to write down the Company's one-third interest in the Binghamton Cogeneration Partnership to its estimated fair value. During this quarter, an agreement was reached with buyers to sell the partnership's power purchase agreement. In addition, an agreement was reached with the other partners to terminate the various partnership supply and purchase contracts and to cease partnership operations. The fair value was determined based on the expected cash distribution resulting from these transactions. The partnership's sale of the power purchase agreement was completed in January 1997. Income from the Binghamton Cogeneration Partnership was $481 ($289 after tax, or $.02 per share) in 1996 and $380 ($228 after tax, or $.02 per share) in 1995.

The financial statement impact of restructuring, other charges, and asset divestitures in 1996, which were recorded in the Engineering, Construction and Consulting segment, is summarized in the following table:

1996 - RESTRUCTURING, OTHER CHARGES AND ASSET DIVESTITURES (3)

                                                             Binghamton        Divested                     Contract          1996
                                               1996          and Auburn        Partnership  Real Estate    Adjustments      Ongoing
                                           As Reported      Divestitures(1)  Operations(2)  Adjustments    and Other      Operations
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                    $ 1,164,837         $     --         $ 2,345      $     --       $     --      $1,162,492
Cost of Revenue                              1,099,064            4,172           6,721            --          9,919       1,078,252
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                             65,773           (4,172)         (4,376)           --         (9,919)         84,240
Selling, General and
   Administrative Expenses                       91,693          11,538           2,770        30,509          2,458          44,418
------------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                        (25,920)         (15,710)         (7,146)      (30,509)       (12,377)         39,822
Income (Loss) Before Extraordinary Item        (17,431)         (10,488)         (6,695)      (19,974)        (7,553)         27,279
Extraordinary Item-
   Gain on Extinguishment of Debt                6,787            6,787              --            --             --              --
Net Income (Loss)                          $   (10,644)        $ (3,701)        $(6,695)     $(19,974)      $ (7,553)     $   27,279
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) per share                    $     (0.80)        $  (0.28)        $ (0.50)     $  (1.49)      $  (0.57)     $     2.04
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes loss on Binghamton Cogeneration Partnership write-down and a loss on the divestiture of the Auburn VPS Partnership.
(2) Includes operations of the Auburn VPS Partnership and the Binghamton Cogeneration Partnership.
(3) Does not include the effect of the following items: a charge of $1,832 for the expected sublease loss for a vacant floor in the New York office; insurance reimbursements of legal fees totaling $1,890; and a charge of $2,500 for the settlement of a lawsuit relating to services performed in the 1980's.

In 1995, the Company divested its Real Estate Development business and its Oil and Gas Production business. The loss on these divestitures was $12,443 ($7,511 after tax, or $.52 per share) consisting of the loss on the sale of the Real Estate Development business of $18,570 and a gain on the sale of the Oil and Gas Production business of $6,127. The Real Estate Development business was sold for $42,500 in cash. Proceeds were, in part, used to retire $26,360 of related mortgage debt. The assets sold consisted primarily of land held for resale and buildings in a 1,000 acre office park development near Tampa, Florida. In preparation for this transaction, the Company purchased a 50% ownership interest and related mortgage debt in one building from a joint venture partner for a net cash investment of $2,458 and assumption of mortgage debt of $7,360. This interest was subsequently resold to the purchaser of the property. The Company sold its Oil and Gas Production business for $16,500 in cash. Operating income from these divested operations in 1995 was $1,244. Primarily due to interest on mortgage debt of the Real Estate Development business, the divested operations resulted in a loss of $256 ($153 after tax, or $.01 per share).

The financial statement impact of asset divestitures and divested operations in 1995 is summarized in the following table:

1995 - ASSET DIVESTITURES AND DIVESTED OPERATIONS (4)

                                                Non-Core             Divested          Divested           1995
                                  1995          Business             Business         Partnership        Ongoing
                               As Reported    Divestiture(1)     Operations(2)     Operations(3)     Operations
------------------------------------------------------------------------------------------------------------------
Revenue                        $1,002,819     $     --            $12,347            $  770             $989,702
Cost of Revenue                   918,169           --              7,948             3,562              906,659
----------------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                84,650           --              4,399            (2,792)              83,043
Selling, General and
   Administrative Expenses         49,609           --              3,155               909               45,545
----------------------------------------------------------------------------------------------------------------
Operating Income (Loss)            35,041           --              1,244            (3,701)              37,498
Income (Loss) Before Tax           23,471      (12,443)              (256)           (5,030)              41,200
Net Income (Loss)              $   14,880     $ (7,511)           $  (153)          $(3,057)            $ 25,601
----------------------------------------------------------------------------------------------------------------
Income (Loss) per share        $     1.04     $  (0.52)           $ (0.01)          $ (0.21)            $   1.78
----------------------------------------------------------------------------------------------------------------

(1) Includes loss on divestiture of the Company's Real Estate Development business and gain on the sale of its Oil and Gas Production business.
(2) Includes operations of the Company's Real Estate Development business and Oil and Gas Production business.
(3) Includes operations of the Auburn VPS Partnership and the Binghamton Cogeneration Partnership subsequently divested in 1996.
(4) Does not include the effect of the following items: a net insurance recovery of $7,220; a net charge of $2,500 related to environmental matters; a write-down of $6,500 related to capitalized costs associated with purchased technology in a standardized, precertified design for nuclear power plants; and a charge of $2,315 for an early retirement program related to a reduction of corporate staff.

Stone & Webster, Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------

The following segment discussion summarizes business operations excluding restructuring, other charges, and asset divestitures. In 1996, all restructuring, other charges, and asset divestitures were reported in the Engineering, Construction and Consulting segment. In 1995, the Divested Partnership Operations were reported in the Engineering, Construction and Consulting segment and the Non-core Business Divestiture and Divested Business Operations were reported in the Other segment.

ENGINEERING, CONSTRUCTION AND CONSULTING SEGMENT

-------------------------------------------------------------------------------
                                                                       Percent
                                    1996         1995      Incr/(Decr) Increase
-------------------------------------------------------------------------------

Revenue                         $1,143,587     $969,284     $174,303     18%
Revenue (excluding
   Divested Partnerships)        1,141,242      968,514      172,728     18%
Operating Income (Loss)            (20,249)      38,941      (59,190)    --
Operating Income,
   excluding restructuring,
   other charges, and
   asset divestitures               45,493       42,642        2,851      7%
Identifiable Assets                625,466      595,699       29,767      5%
-------------------------------------------------------------------------------

Late in 1994, the Company's principal segment was reorganized to establish four Global Business Units serving different sectors of the market for Engineering, Construction and Consulting services. The four Global Business Units are responsible for marketing and executing projects within the Power, Process, Environmental/Infrastructure and Industrial business sectors on a worldwide basis. Each Global Business Unit has been held accountable for achieving marketing and profitability objectives in its sector. The continuing improvement over the last two years in revenue and operating profit from ongoing operations is a direct result of the improved marketing focus and accountability provided by the new organization structure.

New orders (net of cancellations) for 1996 improved over 1995 by 27%. All business units, except the Power Business Unit, recorded substantial increases in orders versus 1995. The new order rate was sufficiently strong to allow both an 18% increase in revenue and a 30% increase in backlog. Revenue, new orders and backlog for 1996 and 1995 were:

REVENUE, NEW ORDERS AND BACKLOG

--------------------------------------------------------------------------------
                                                                        Percent
                                          1996               1995       Increase
--------------------------------------------------------------------------------

Beginning backlog                      $ 1,917,000        $ 1,541,697     24%
New orders                               1,714,139          1,344,587     27%
Revenue                                 (1,143,587)          (969,284)    18%
--------------------------------------------------------------------------------

Ending backlog                         $ 2,487,552        $ 1,917,000     30%
--------------------------------------------------------------------------------

New orders by business unit for 1996 and 1995 were:

NEW ORDERS BY BUSINESS UNIT

---------------------------------------------------------------------------
                                                                Percent
                         1996            1995       Incr/(Decr) Incr/(Decr)
--------------------------------------------------------------------------

Power                 $  262,137     $  629,851     $(367,714)    (58)%
Process                  701,354        393,849       307,505      78%
Environmental/
   Infrastructure        532,163        195,840       336,323     172%
Industrial               188,871         99,965        88,906      89%
Other                     29,614         25,082         4,532      18%
----------------------------------------------------------------------
New orders (net)      $1,714,139     $1,344,587     $ 369,552      27%
----------------------------------------------------------------------

The decrease in the Power Business Unit was due to the particularly strong order rate in 1995, cancellation of a significant project due to financing difficulties on the part of the owner, and to the deferral of several significant awards into 1997. The increase in orders in the Process Business Unit reflects increased demand for ethylene and olefin technology, especially in the Asian developing countries, and the strength of the Company's proprietary technologies in this market segment. The increase in the Environmental/ Infrastructure Business Unit is, in large part, due to several major awards for environmental remediation projects. The Industrial Business Unit also had several major awards in 1996 for communications, materials handling, and general industrial facilities.

The revenue increase reflects an increase of $53,203 for domestic and $121,100 for export and international projects. The domestic and international mix of work in 1996 and 1995 was:

DOMESTIC/INTERNATIONAL MIX OF REVENUE

-------------------------------------------------------------------------
                                                                 Percent
                                          1996         1995      Increase
-------------------------------------------------------------------------
United States - domestic              $  682,582     $629,379      8%

United States - export                   187,324      111,486     68%
International                            273,681      228,419     20%
----------------------------------------------------------------------
Total export and international           461,005      339,905     36%
----------------------------------------------------------------------
  Total engineering, construction
   and consulting revenue             $1,143,587     $969,284     18%
----------------------------------------------------------------------
Percent export and international             40%          35%
----------------------------------------------------------------------

All Global Business Units, except the Power Business Unit, achieved increases in revenue in 1996. Revenue in the Power Business Unit decreased in the nuclear and fossil plant services market segment in 1996 compared with 1995. This was attributable to large construction contracts essentially being completed early in 1996. This was partially offset by an increase in fossil-new facilities work. Process Business Unit revenue increased by 61% in 1996 compared with 1995 as a result of continued success in winning and executing more engineering and procurement contracts and more lump sum engineering, procurement, and construction (EPC) contracts. The following table shows segment revenue, excluding divested operations, by business unit for 1996 and 1995:

Stone & Webster, Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------


REVENUE BY BUSINESS UNIT (1)

------------------------------------------------------------------------
                                                               Percent
                            1996      1995       Incr/(Decr)  Incr/(Decr)
------------------------------------------------------------------------

Power                 $  412,375     $455,800     $(43,425)    (10)%
Process                  409,322      254,900      154,422      61%
Environmental/
   Infrastructure        107,422      103,800        3,622       3%
Industrial               182,370      118,300       64,070      54%
Other                     29,753       35,714       (5,961)    (17)%
------------------------------------------------------------------
Total revenue         $1,141,242     $968,514     $172,728      18%
------------------------------------------------------------------

(1) Excludes divested partnerships.

Engineering, Construction and Consulting operating income for the year was $45,493 from ongoing operations compared with $42,642 on the same basis for 1995. The improvement in operating income from ongoing operations is due to improved income in the Process and Industrial Business Units due to increased success with fixed price EPC work executed in 1996. This improvement was partially offset by a decline in the Power Business Unit resulting from the successful completion of work with large incentive fees in 1995.

Several significant items affected Engineering, Construction and Consulting operating income in 1996. In the first quarter, a reserve of $1,832 was recorded for the expected sublease loss for a vacant floor in the New York office. In the third and fourth quarters, restructuring actions and asset divestitures discussed previously resulted in charges of $54,424 and $4,172, respectively.

In the third quarter of 1995, $16,000 were received in settlement of an action taken to recover damages, attorney's fees and other monetary relief from insurance carriers. This settlement, after deduction for current and deferred legal expenses, was recognized as a gain of $7,220 in the third quarter of 1995. Also in the third quarter of 1995, a settlement was reached relating to environmental matters for which a charge of $2,500 was incurred, representing the amount of the settlement net of cash received from insurance recoveries of $1,500. Also, in the third quarter of 1995, the Company recorded a write-down of $6,500 in capitalized costs associated with purchased technology in a standardized, pre-certified design for nuclear power plants.

COLD STORAGE SEGMENT

---------------------------------------------------------------------
                                     Percent
                          1996        1995    Incr/(Decr)  Incr/(Decr)
---------------------------------------------------------------------
Revenue                 $21,250     $21,188     $    62      --
Operating Income          5,954       7,783      (1,829)    (23)%
Identifiable Assets      42,634      35,143       7,491      21%
----------------------------------------------------------------

Revenue from Cold Storage and related activities held constant at $21 million. The 1996 revenue mix included higher levels of storage, handling and freezing revenue and lower levels of rental revenue compared to 1995. Operating income for the year of $5,954 was down 23% from 1995 primarily due to the change in revenue mix to lower margin service revenue from the prior year.

The Rockmart, Georgia warehouse was expanded by adding 3.7 million cubic feet of space, which became operational at midyear. The addition provides for increased service to existing customers at the facility and increased blast freezing capacity.

OTHER SEGMENT AND GENERAL CORPORATE EXPENSES

The Other segment consisted of the Oil and Gas Production and the Real Estate Development businesses, both of which were divested in the fourth quarter of 1995. The results of the Oil and Gas Production and Real Estate Development businesses are included in Divested Operations in the analysis above. General Corporate expenses were $11,462 for 1996 compared with $12,927 in 1995. The 1996 expenses include costs of developing the strategic and capitalization plans and certain costs associated with the closure of the Company's New York headquarters. Also, included in General Corporate expenses is a credit of $1,890 representing insurance reimbursement of legal fees in connection with certain litigation; these legal fees had been expensed in prior years. General Corporate expenses also include a charge of $2,500 for the settlement of a lawsuit relating to services performed in the 1980's. The 1995 General Corporate expenses include the $2,315 cost of an early retirement program; retirements under this program, which achieved its objective of a 30% reduction in parent company corporate staff, were generally effective in the first quarter of 1996. Interest income for 1996 of $3,268 was lower than the $6,422 in 1995 due to lower cash balances available for investment because of the Company's share repurchase program. Interest expense of $6,737 was higher than the $5,549 experienced in 1995 due to the interest incurred by the Auburn VPS Partnership prior to its divestiture.

PENSION RELATED ITEMS

In 1995, the Company changed the presentation of pension related items to include the foreign plans. The following table presents total pension related items and shows, separately, the effect of net pension credit, early retirement incentives, curtailment gains, and foreign pension expense:

Stone & Webster, Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------

PENSION RELATED ITEMS

--------------------------------------------------------------------------------
(Income)/Expense                            1996           1995         1994
-------------------------------------------------------------------------------

Net pension credit
   on qualified U.S. plan                 $(15,624)     $(15,175)    $(13,234)
Foreign pension expense (1)                    626           752          454
Incentive Retirement Program                    --         2,112           --
Curtailment gain                                --            --         (357)
------------------------------------------------------------------------------
Total pension related items (2)           $(14,998)     $(12,311)    $(13,137)
------------------------------------------------------------------------------
After-tax total pension related items     $ (9,173)     $ (7,529)    $ (8,035)
------------------------------------------------------------------------------
Total pension related items per share$       (0.69)$       (0.52)$      (0.54)
------------------------------------------------------------------------------

(1) SFAS  87 expense on qualified foreign plans.
(2) See Note R to the Consolidated Financial Statements.

The pension credit principally results from a plan that is funded in excess of the projected benefit obligation. The plan is overfunded primarily due to favorable investment performance.

INCOME TAX PROVISION

The income tax provision resulted in effective tax (benefit) rates of (40.7)% in 1996 and 36.6% in 1995. The 1996 benefit was higher than the statutory rate due primarily to a net tax benefit relating to the utilization of foreign net operating loss carryforwards and the reversal of $500 of the tax valuation allowance of (3.8)% and a tax benefit of (3.7)% relating to the use of a Canadian investment tax credit. In 1996, due to expected future taxable earnings of the Company's U.K. subsidiary, the tax benefit of $500 was recognized in connection with the reduction of the valuation allowance against the Company's net operating loss carryforward associated with this subsidiary. In 1995, the effective tax rate was higher than the U.S. statutory tax rate primarily due to the 5% impact of state and local income taxes, net of U.S. tax effect, partially offset by a (2)% net tax benefit from international operations, and a (2)% tax benefit resulting from a capital loss carryforward on the sale of subsidiaries.


1995 COMPARED WITH 1994

The Company had consolidated net income of $14,880 (or $1.04 per share) in 1995 compared with a net loss of $7,807 (or $.52 per share) in 1994. Revenue increased to $1,002,819 from $779,255 due to significantly improved performance in the Company's core Engineering, Construction and Consulting segment. Operating income, excluding subsequently divested operations and severance, was $37,498 in 1995 compared with an operating loss of $22,290 in 1994. Components of earnings per share in 1995 and 1994 were:

----------------------------------------------------
                                   1995       1994
----------------------------------------------------
Operations                        $ 1.26     $(1.62)
Pension related items               0.52       0.54
----------------------------------------------------
   Earnings per share
      from ongoing operations       1.78      (1.08)
Divested operations                (0.22)     (0.02)
Severance                             --      (0.84)
Asset divestitures                 (0.52)      1.42
----------------------------------------------------
   Earnings per share             $ 1.04     $(0.52)
----------------------------------------------------


RESTRUCTURING ACTIONS - 1994

Throughout 1994, the Company took actions to reduce staff levels and operating expenses and to achieve a better balance of workload and staffing. In addition, the Company established a new organizational structure in which Global Business Units are responsible for achieving goals in a market sector on a worldwide basis. In connection with the organizational structure adopted in 1994, the Company incurred $20,341 ($12,596 after tax, or $.84 per share) of severance expenses for the elimination of approximately 1,000 positions. These expenses were recorded in the Engineering, Construction and Consulting segment. The payroll-related cost savings realized in 1995 from these reductions were approximately $35,000. No significant staff adjustments were taken in the Engineering, Construction and Consulting segment in 1995 other than those associated with the normal start up and completion of projects or with normal staff reassignments. Also in 1994, the Company reported a gain on the sale of investment securities of $32,102 ($21,208 after tax, or $1.42 per share).

The financial statement impact of the asset divestiture, divested operations and severance in 1994 is summarized in the following table:

Stone & Webster, Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------


1994 - ASSET DIVESTITURE, DIVESTED OPERATIONS, AND SEVERANCE (3)

                                                             Divested                           1994
                                 1994          Asset          Business                         Ongoing
                             As Reported  Divestiture (1)  Operations (2)      Severance      Operations
--------------------------------------------------------------------------------------------------------
Revenue                        $779,255     $    --        $13,361              $     --      $765,894
Cost of Revenue                 773,479          --          9,503                    --       763,976
------------------------------------------------------------------------------------------------------
Gross Profit                      5,776          --          3,858                    --         1,918
Selling, General and
   Administrative Expenses       47,873          --          3,324                20,341        24,208
------------------------------------------------------------------------------------------------------
Operating Income (Loss)         (42,097)         --            534               (20,341)      (22,290)
Income (Loss) Before Tax         (8,772)     32,102           (428)              (20,341)      (20,105)
Net Income (Loss)              $ (7,807)    $21,208        $  (257)             $(12,596)     $(16,162)
------------------------------------------------------------------------------------------------------
Income (Loss) per share        $  (0.52)$      1.42        $ (0.02)             $  (0.84)     $  (1.08)
-----------------------------------------------------------------------------------------------------

(1)  Sale of investment securities.
(2) Includes Oil and Gas Production, Real Estate Development and Binghamton Cogeneration Partnership subsequently divested in 1995 and 1996.
(3) Does not include the effect of the following items: a settlement of contract-related lawsuits of $900; and a charge of $3,800 for an anticipated loss on another contract-related suit.


ENGINEERING, CONSTRUCTION AND CONSULTING SEGMENT

--------------------------------------------------------------------------
                                                                 Percent
                               1995      1994       Increase     Increase
--------------------------------------------------------------------------

Revenue                      $969,284   $748,614    $220,670       29%
Revenue (excluding
   Divested Partnerships)     968,514    748,614     219,900       29%
Operating Income (Loss)        38,941    (37,709)     76,650        --
Operating Income (Loss),
   excluding severance,
   asset divestitures and
   divested operations (1)     42,642    (17,507)     60,149        --
Identifiable Assets           595,699    492,650     103,049       21%
-----------------------------------------------------------------------

(1) Excludes Auburn VPS Partnership Operations in 1995 and income of the Binghamton Cogeneration Partnership in both years. Excludes $20,341 of severance in 1994.

New orders (net of cancellations) for 1995 improved over 1994 by 72%. The new order rate was sufficiently strong to allow both a 29% increase in revenue and a 24% increase in backlog. Revenue, new orders and backlog in 1995 and 1994 were:

REVENUE, NEW ORDERS AND BACKLOG

----------------------------------------------------------
                                                  Percent
                         1995            1994     Increase
----------------------------------------------------------
Beginning backlog     $1,541,697     $1,509,611      2%
New orders             1,344,587        780,700     72%
Revenue                 (969,284)      (748,614)    29%
----------------------------------------------------------
Ending backlog        $1,917,000     $1,541,697     24%
----------------------------------------------------------

The revenue increase occurred largely in international work, with the most significant increases in power and process assignments in the Far East. The domestic and international mix of work in 1995 and 1994 was:

----------------------------------------------------------------------
                                                              Percent
                                      1995         1994       Increase
----------------------------------------------------------------------
United States - domestic           $ 629,379     $614,493         2%
United States - export               111,486       50,893       119%
International                        228,419       83,228       174%
----------------------------------------------------------------------
Total export and international       339,905      134,121       153%
----------------------------------------------------------------------
Total engineering, construction
   and consulting revenue           $969,284     $748,614        29%
----------------------------------------------------------------------
Percent export and international         35%         18%
----------------------------------------------------------------------

All of the Global Business Units achieved increases in revenue in 1995. The effectiveness at both generating revenue and building backlog reflects the improved market focus of the Global Business Units and their ability to concentrate the necessary technical and management resources on both proposal opportunities and contract execution.

Engineering, Construction and Consulting operating income improved to $38,941 from the 1994 operating loss of $37,709. The improved operating performance was due to:

   Reduced indirect and overhead cost structures.
   Improved revenue performance, enabling fuller utilization of engineering staff and a better balance of staffing with workload. Increased management focus on profitability - particularly at the contract execution and business unit levels.

Several non-recurring items affected Engineering, Construction and Consulting operating income in both 1995 and 1994. In the third quarter of 1995, a settlement of $16,000 was obtained in an action to recover damages, attorneys' fees and other monetary relief from insurance carriers. This settlement, after deduction for current and deferred legal expenses, was recognized as a gain of $7,220 in the third quarter of 1995. Also in the third quarter of 1995, the Company recorded a write-down of $6,500 in capitalized costs associated with purchased technology in a standardized, pre-certified design for nuclear power plants. The Company had originally estimated that this investment, which began in 1993, would be recoverable from revenue in future years. Based on a number of external events occurring in the third quarter that reduced the potential market for this technology, management determined that it would be unlikely that any revenue would be generated from this investment in the near term, necessitating a revaluation and a write-down of the asset.

In 1994, the Company incurred $20,341 of severance to reduce staffing levels and achieve a better balance of staffing and workload. The Company also settled two contract-related lawsuits in 1994 for $900 and expensed $3,800 in anticipation of a loss on another contract-related suit.

Stone & Webster, Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------

COLD STORAGE SEGMENT

-----------------------------------------------------------------
                                                        Percent
                         1995       1994  Incr/(Decr)  Incr/(Decr)
-----------------------------------------------------------------
Revenue                $21,188    $17,280    $3,908       23%
Operating Income         7,783      5,927     1,856       31%
Identifiable Assets     35,143     35,798      (655)      (2)%
-----------------------------------------------------------------


Revenue from Cold Storage and related activities increased by 23% in 1995 to $21,188 from $17,280 in 1994. Revenue increased due to higher demand for services relating to food exports, direct rental of cold storage space, and to increased reliance by food processors on cold storage logistics services. Additional blast freezing capacity was added in 1995, and operating margins improved due to higher overall volume. Since much of the cost of the Cold Storage operations is related to capacity, as additional volume is generated, margin rate improves. Full utilization of capacity was reached at several points during 1995, resulting in a decision to add 3.7 million cubic feet of capacity at the Rockmart, Georgia facility.

OTHER SEGMENT AND GENERAL CORPORATE EXPENSES

The Other segment consists of the Oil and Gas Production and Real Estate Development businesses, both of which were divested in the fourth quarter of 1995. Revenue from this segment declined to $12,347 in 1995 from 1994 revenue of $13,361. Operating income improved from $395 in 1994 to $1,244 in 1995. The 1994 operating income included a write-off of goodwill of $862 in an Oil and Gas Production subsidiary. The Oil and Gas Production and Real Estate Development businesses are included in Divested Operations in the tables above that adjust reported financial results to exclude the asset divestiture, divested operations and severance.

General Corporate expenses increased by $2,217 from 1994. This increase was due primarily to the one-time cost associated with implementing an Incentive Retirement Program aimed at reducing headcount and operating expenses of the Corporate Staff (See Note R to the Consolidated Financial Statements).

ASSET DIVESTITURES

In 1994, the Company reported a gain on the sale of investment securities of $32,102. A summary of the effect of asset divestitures in 1995 and 1994 follows:

EFFECT OF ASSET DIVESTITURES -- 1995 AND 1994

--------------------------------------------------------------------
                                                    1995      1994
--------------------------------------------------------------------
Pre-tax gain (loss) on sale
   Investment securities                        $     --     $32,102
   Oil and Gas Production business                 6,127          --
   Real Estate Development business              (18,570)         --
--------------------------------------------------------------------
Gain (loss) before provision for income tax     $(12,443)    $32,102
--------------------------------------------------------------------
Net gain (loss) on asset sales                  $ (7,511)    $21,208
Net income (loss) per share                     $  (0.52)    $  1.42
--------------------------------------------------------------------

PENSION RELATED ITEMS

Pension related items, which reduced operating expenses, were $12,311 in 1995 compared with $13,137 in 1994. These amounts increased net income by $7,529 (or $0.52 per share) in 1995 compared with $8,035 (or $0.54 per share) in 1994.

INCOME TAX PROVISION

In 1995, the effective tax rate of 36.6% was higher than the U.S. statutory rate primarily due to the 5% impact of state and local income taxes, net of U.S. tax effect, partially offset by a (2)% tax benefit resulting from a capital loss carryforward on the sale of subsidiaries. In 1994, the (11)% benefit was lower than the U.S. statutory rate primarily due to foreign taxes on certain foreign projects which are calculated based on gross receipts and which accounted for 12% of the decrease in benefit. In addition, the decrease in benefit in 1994 was due to state income taxes, which accounted for 8% of the decrease.

FINANCIAL CONDITION AND LIQUIDITY

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, decreased by $10,530 during 1996. Net cash provided by operating activities reflects an increase in accrued expenses, non-cash items including the effect of the Auburn VPS Partnership divestiture, and the restructuring, other charges and asset divestitures partially offset by an increase in operating working capital of $5,177. While total operating working capital remained relatively consistent with 1995, the operating working capital days outstanding increased due primarily to a $45,529 increase in costs and revenue recognized in excess of billings. Operating working capital and operating working capital days outstanding follow:

OPERATING WORKING CAPITAL DAYS OUTSTANDING

-------------------------------------------------------------------
                                                  1996       1995
-------------------------------------------------------------------
Accounts receivable                            $ 181,900   $165,836
Costs and revenue recognized
   in excess of billings                         110,023     64,494
Accounts payable                                 (76,551)   (56,901)
Billings in excess of costs and
   revenue recognized                           (103,742)   (66,976)
-------------------------------------------------------------------
Operating working capital                      $ 111,630   $106,453
-------------------------------------------------------------------
Fourth quarter revenue                         $ 308,085   $330,443
Operating working capital days outstanding            33         29
-------------------------------------------------------------------

In the third quarter of 1996, the Company identified certain real estate properties as being held for sale. Accordingly, the net carrying value of these properties has been reflected as Assets held for sale in the Consolidated Balance Sheet.

Stone & Webster, Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------

Net cash provided by investing activities of $26,509 reflects maturities of U.S. Government securities of $56,873 offset by purchases of $5,981. In addition, the Company purchased $24,383 of fixed assets during 1996. Net cash used in financing activities of $65,494 resulted primarily from the purchase of Common Stock of $33,828 under the Company's share repurchase program, net repayments of debt of $24,154 and the payment of dividends of $7,989. As described in Note C to the Consolidated Financial Statements, the Company divested the Auburn VPS Partnership during 1996. This divestiture resulted in the extinguishment of $48,750 of construction debt in connection with the transfer of the partnership's plant to the construction lenders. Prior to the transfer of the partnership's assets, $16,250 of the construction debt was repaid to the lenders.

In July 1994, the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's common stock. In July 1995, the Company's Board of Directors authorized the repurchase of an additional 1,500,000 shares. The Company reserves the right to discontinue the repurchase program at any time. (See Note N to the Consolidated Financial Statements.). Share repurchase transactions and total shares outstanding for 1996 and 1995 were:

SHARE REPURCHASE TRANSACTIONS

------------------------------------------------------------------------
                                                                Total
                                      1996         1995        Program
------------------------------------------------------------------------
Shares outstanding
   beginning of year               13,855,916  14,609,307     14,977,850
Shares repurchased
   under program                   (1,037,037)   (754,443)    (2,154,804)
Other share transactions               15,739       1,052         11,572
------------------------------------------------------------------------
Shares outstanding end of year     12,834,618  13,855,916     12,834,618
------------------------------------------------------------------------
Percentage of outstanding
   shares purchased                      7.5%        5.2%          14.4%
Repurchase cost                   $    33,828   $  25,370     $   71,037
Average repurchase
   cost per share                 $     32.62   $   33.63     $    32.97
------------------------------------------------------------------------

Beginning in the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceeding the quarter. Accordingly, the first quarter 1997 dividend was declared in January 1997 instead of in December 1996. This change had no effect on the annual dividend payment rate of $.60 per share, although only $.45 was declared in 1996.

Management believes that the types of businesses in which the Company is engaged require that it maintain a strong financial condition. Management also believes it has on hand and access to sufficient sources of funds to meet its anticipated operating, dividend, share repurchase and capital expenditure needs through 1997. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which totaled $33,872, of which $28,872 was available at December 31, 1996.

Net cash balances (defined as Cash and Government securities minus Total debt) relative to business activity for the years ended December 31, 1996 and 1995 are:

NET CASH POSITION

----------------------------------------------------------
                                       1996        1995
----------------------------------------------------------
Cash, cash equivalents and
   U.S. Government Securities     $   61,893    $  123,316
Total debt                           (30,917)     (103,821)
----------------------------------------------------------
Net cash                          $   30,976    $   19,495
----------------------------------------------------------
Revenue                           $1,164,837    $1,002,819
Net cash to revenue                     2.7%          1.9%
----------------------------------------------------------

The level of net cash has increased during 1996 due primarily to the extinguishment of the Auburn VPS Partnership construction loans partially offset by the purchase of common stock for treasury. Outstanding debt consisted of the following as of December 31, 1996 and 1995:

DEBT

--------------------------------------------------------------------
                                                  1996        1995
--------------------------------------------------------------------
Mortgage debt-company occupied buildings        $25,313     $ 28,844
Construction loans                                   --       65,000
Lease debt (primarily for office equipment)         604        1,777
Subsidiary working capital bank loans             5,000        8,200
--------------------------------------------------------------------
Total debt                                      $30,917     $103,821
--------------------------------------------------------------------

During 1996, the Company continued to implement the Financial Strategic Plan which was established in 1995 to increase value for the Company's Shareholders. Certain non-core and underperforming assets were divested and additional treasury stock was purchased. Also in 1996, the Company completed a review of its strategic and capitalization plans. As a result, the Company announced the consolidation of its New York corporate headquarters with the Boston headquarters of the Company's principal operating subsidiary, Stone & Webster Engineering Corporation, and the decision to sell or restructure other real estate assets. In addition, the Company began to implement a strategy to reinvest in its core business and further develop its construction capabilities.

Stone & Webster, Incorporated and Subsidiaries

Consolidated Statements of Operations
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------

                                                                              Years ended December 31,
                                                                       1996                1995              1994
-------------------------------------------------------------------------------------------------------------------
Revenue (Note A)                                                   $1,164,837          $1,002,819          $779,255
Cost of Revenue                                                     1,099,064             918,169           773,479
-------------------------------------------------------------------------------------------------------------------
  Gross Profit                                                         65,773              84,650             5,776
Selling, General and Administrative Expenses (Note G)                  91,693              49,609            47,873
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) (Note C)                                      (25,920)             35,041           (42,097)

Other Income (Deductions) (Note A)
  Gain (Loss) on sale of assets (Note C) C)                                --             (12,443)           32,102
  Interest income                                                       3,268               6,422             4,078
  Interest expense (Note D)                                            (6,737)             (5,549)           (3,900)
  Miscellaneous - net                                                      --                  --             1,045
-------------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision (Benefit) for Income Taxes             (29,389)             23,471            (8,772)
Income Tax Provision (Benefit) (Note E)                               (11,958)              8,591              (965)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary Item                               (17,431)             14,880            (7,807)
Extraordinary Item, net of taxes (Note C)                               6,787                  --                --
-------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                  $  (10,644)         $   14,880          $ (7,807)
-------------------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary Item Per Share                  $    (1.31)         $     1.04          $   (.52)
Extraordinary Item Per Share (Note C)                              $      .51          $       --          $     --
Net Income (Loss) Per Share                                        $     (.80)         $     1.04          $   (.52)
Dividends Declared Per Share (Note O) (1)                          $     1.45          $      .60          $    .60
Average Number of Shares Outstanding (in thousands)                    13,237              14,376            14,907
-------------------------------------------------------------------------------------------------------------------


(1) In 1996, dividends were paid at the annual rate of $.60 per share, but because of a change in the dividend declaration date, from December 1996 to January 1997 for the first quarter 1997 dividend, only three dividends were declared in 1996.

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Stone & Webster, Incorporated and Subsidiaries

Consolidated Balance Sheets
(All dollar amounts, except per share amounts, are in thousands.)
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
ASSETS                                                                                         1996               1995
-----------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                                  $ 57,887         $  68,417
  U. S. Government securities, at amortized cost, which approximates fair value (Note F)        4,006            54,899
  Accounts receivable, principally trade                                                      181,900           165,836
  Costs and revenue recognized in excess of billings                                          110,023            64,494
  Deferred income taxes (Note E)                                                               10,275             7,202
  Other (Note K)                                                                               30,333             3,153
-----------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                     394,424           364,001
Assets Held for Sale (Note G)                                                                  20,885                --
Fixed Assets, at cost, less accumulated depreciation, depletion and amortization (Note H)     127,949           212,596
Prepaid Pension Cost (Note R)                                                                 129,818           114,194
Other Assets                                                                                   18,989            25,981
-----------------------------------------------------------------------------------------------------------------------
                                                                                             $692,065          $716,772
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------

Current Liabilities:
  Bank loans (Note I)                                                                        $  5,000          $  8,200
  Current portion of long-term debt (Note J)                                                    1,657            20,944
  Accounts payable, principally trade                                                          76,551            56,901
  Dividend payable (Note O)                                                                        --             2,078
  Billings in excess of costs and revenue recognized                                          103,742            66,976
  Accrued liabilities (Note K)                                                                 91,407            43,308
  Accrued taxes                                                                                 7,164             7,955
-----------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                                285,521           206,362
Long-Term Debt (Note J)                                                                        24,260            74,677
Deferred Income Taxes (Note E)                                                                 43,142            51,262
Other Liabilities (Note L)                                                                     22,009            22,800
Commitments and Contingencies (Note M)                                                             --                --
Shareholders' Equity:
  Preferred stock                                                                                  --                --
   Authorized, 2,000,000 shares of no par value; none issued
  Common stock (Notes O, P and Q)                                                              17,731            17,731
   Authorized, 40,000,000 shares of $1 par value; issued,
     17,731,488 shares,  including shares held in treasury
  Capital in excess of par value of common stock (Note O)                                      50,480            50,360
  Retained earnings                                                                           398,342           414,724
  Cumulative translation adjustment                                                            (2,280)           (3,039)
-----------------------------------------------------------------------------------------------------------------------
                                                                                              464,273           479,776
-----------------------------------------------------------------------------------------------------------------------
  Less: Common stock in treasury, at cost (Notes N, P and Q)                                  125,724            92,292
            4,896,870 shares (1995 - 3,875,572)
        Employee stock ownership and restricted stock plans (Note P)                           21,416            25,813
-----------------------------------------------------------------------------------------------------------------------
                                                                                              147,140           118,105
-----------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                               317,133           361,671
-----------------------------------------------------------------------------------------------------------------------
                                                                                             $692,065          $716,772
-----------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Stone & Webster, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(All dollar amounts, except per share amounts, are in thousands.)

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years ended December 31,
                                                                                     1996            1995             1994
------------------------------------------------------------------------------------------------------------------------------
Common Stock (Note O):
  Balance at beginning and end of year                                             $  17,731        $17,731         $  17,731
------------------------------------------------------------------------------------------------------------------------------
Capital in Excess of Par Value of Common Stock (Note O):
  Balance at beginning of year                                                         50,360        50,300            50,342
  Excess of market value over cost of treasury shares
   issued (forfeited) under Restricted Stock Plan, net                                     54            28               (17)
  Excess of market value over cost of treasury shares
     issued under the Stock Option Plan                                                    21            --                --
  Tax benefit (charge) for shares issued under Restricted Stock Plan, net                  11            11               (25)
  Excess of market value over cost of treasury shares issued under the Stock Plan          34            21                --
------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                               50,480        50,360            50,300
------------------------------------------------------------------------------------------------------------------------------
Retained Earnings:
  Balance at beginning of year                                                        414,724       408,211           424,723
  Income tax benefit of Employee Stock Ownership Plan dividends                           173           188               227
  Net income (loss)                                                                   (10,644)       14,880            (7,807)
  Dividends declared (per share: 1996 - $.45, 1995 and 1994 - $.60) (Note O)           (5,911)       (8,555)           (8,932)
------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              398,342       414,724           408,211
------------------------------------------------------------------------------------------------------------------------------
Unrealized Gain on Investment Securities, net:
  Balance at beginning of year                                                             --            --            24,975
  Adjustment for the year                                                                  --            --           (24,975)
------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                   --            --                 --
------------------------------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustment:
  Balance at beginning of year                                                         (3,039)       (3,072)           (2,854)
  Adjustments for the year                                                                759            33              (218)
  Balance at end of year                                                               (2,280)       (3,039)           (3,072)
Common Stock in Treasury (Notes N, P and Q):
  Balance at beginning of year                                                        (92,292)      (66,961)          (54,979)
  Cost of treasury shares:
   Issued under Stock Plan (shares: 1996 - 4,206, 1995 - 2,252)                           106            52                --
   Issued under Stock Option Plan (shares: 1996 - 4,000)                                  100            --                --
   Issued under Restricted Stock Plan (shares: 1996 - 7,533, and 1995 - 6,000)            190           131                --
   Forfeited under Restricted Stock Plan
     (shares: 1995 - 7,200 and 1994 - 2,000)                                               --          (144)              (40)
   Purchased (shares: 1996 - 1,037,037, 1995 - 754,443 and 1994 - 366,543)            (33,828)      (25,370)          (11,942)
------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                             (125,724)      (92,292)          (66,961)
------------------------------------------------------------------------------------------------------------------------------
Employee Stock Ownership and Restricted Stock Plans (Note P):
  Balance at beginning of year                                                        (25,813)      (30,891)          (34,560)
  Payments received from Employee Stock Ownership Trust (principal only)                4,538         4,981             3,091
  Market value of shares forfeited (issued) under Restricted Stock Plan, net             (244)          (15)               57
  Amortization of market value of shares issued under Restricted Stock Plan               103           112               521
------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              (21,416)      (25,813)          (30,891)
------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                         $  317,133      $361,671          $375,318
------------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Stone & Webster, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts are in thousands.)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Years ended December 31,
                                                                                       1996          1995            1994
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                $  (10,644)    $  14,880       $    (7,807)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
     Loss on divestiture of Auburn VPS Partnership                                      1,254            --                --
     Restructuring and other charges - Contract-related and operational items          12,377            --                --
     Restructuring and other charges - Real Estate write-downs                         30,509            --                --
     Depreciation, depletion and amortization                                          16,893        19,239            19,717
     Deferred income taxes                                                            (11,193)        3,305            (4,343)
     Write-down of investments                                                          4,172         6,500                --
     Pension plan curtailment gain                                                         --            --              (357)
     Pension credit                                                                   (15,624)      (15,175)          (13,234)
     Incentive Retirement Program                                                          --         2,315                --
     Loss (gain) on sale of assets                                                         --        12,443           (32,102)
     Amortization of market value of shares issued under Restricted Stock Plan            103           112               521
     Amortization of net cost of Employee Stock Ownership Plan                          1,819         1,555             1,560
     Changes in operating assets and liabilities:
      Accounts receivable                                                             (21,278)      (71,464)           12,267
      Costs and revenue recognized in excess of billings                              (55,542)      (21,952)           20,071
      Accounts payable                                                                 21,240        32,905            (5,143)
      Billings in excess of costs and revenue recognized                               36,766        18,491            20,190
      Accrued liabilities                                                              44,792        (8,029)            8,075
      Other current assets                                                            (27,180)         (244)           (1,962)
      Other                                                                                (9)          479               121
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                     28,455        (4,640)           17,574
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Maturities of U.S. Government securities                                             56,873       147,050           103,032
  Purchases of U.S. Government securities                                              (5,981)     (126,861)         (122,404)
  Proceeds from asset divestitures                                                         --        59,000            35,040
  Purchase of joint venture, net of cash acquired                                          --        (2,458)               --
  Purchase of fixed assets                                                            (24,383)      (27,962)          (52,344)
  Purchase of land held for resale                                                         --            --            (2,038)
  Equity investment in joint venture                                                       --            --            (3,565)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                                     26,509        48,769           (42,279)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                                                             --        25,013            68,988
  Repayments of long-term debt                                                        (20,954)      (31,419)           (3,922)
  Increase in bank loans                                                               10,000         8,200             1,093
  Decrease in bank loans                                                              (13,200)           --           (29,437)
  Payments to Employee Stock Ownership Trust                                           (6,739)       (9,084)           (4,046)
  Payments received from Employee Stock Ownership Trust                                 7,216         9,970             4,464
  Purchase of common stock for treasury                                               (33,828)      (25,370)          (11,942)
  Dividends paid                                                                       (7,989)       (8,672)           (8,984)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by financing activities                                    (65,494)      (31,362)           16,214
-----------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                  (10,530)       12,767            (8,491)
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                         68,417        55,650            64,141
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                           $   57,887     $  68,417       $    55,650
=============================================================================================================================
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
   Interest                                                                        $    3,658     $   5,629       $     3,910
   Income taxes                                                                    $    3,920     $   4,740       $     5,368
-----------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Transfer of Auburn VPS Partnership property, plant
        and equipment to construction lenders                                      $   53,276     $      --       $        --
   Extinguishment of Auburn VPS Partnership debt                                      (48,750)           --                --
   Other, net                                                                          (3,272)           --                --
   Fair value of assets acquired                                                           --       (10,206)               --
   Liabilities assumed                                                                     --         7,748                --
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   $    1,254     $  (2,458)      $        --
-----------------------------------------------------------------------------------------------------------------------------

See Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Stone & Webster, Incorporated and Subsidiaries

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

BASIS OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of the Company and all subsidiaries. During the second quarter of 1996, substantially all of the Company's subsidiaries outside the United States and Canada changed their fiscal year from November 30 to December 31; therefore, the Consolidated Financial Statements include the operations of these subsidiaries for thirteen months. This change did not have a material impact on the Consolidated Financial Statements. Investments in 20 to 50 percent owned companies and investments in limited partnerships owned more than 5 percent by the Company are accounted for by the equity method.


CONSOLIDATED STATEMENTS OF CASH FLOWS
The Company considers U.S. Government securities purchased with a maturity of three months or less to be cash equivalents.


FOREIGN CURRENCY TRANSLATION
Assets and liabilities of operations outside the United States are translated into U.S. dollars at current exchange rates, while income statement items are translated at average monthly exchange rates. Gains or losses on such translations are accumulated in a separate component of Shareholders' Equity and are excluded from net income. Transaction gains and losses, which were not material, resulting from the settlement of receivables or payables, or the conversion of currency, are included in the determination of net income.


DEPRECIATION, DEPLETION AND AMORTIZATION
Depreciation generally is provided on a straight-line basis (accelerated methods for income taxes) over the estimated useful lives of the assets. Depreciation and depletion of oil and gas producing properties and natural gas pipeline systems generally were provided on the unit of production method. Amortization is provided for leased property and equipment on a straight-line basis over the life of the lease.


LONG-TERM CONTRACTS
The Company recognizes engineering and construction revenue on a percentage-of-completion method, primarily based on contract costs incurred compared with total estimated costs. (Contract costs include both direct and indirect costs.) When the Company is contractually responsible for materials, craft labor, equipment and subcontractor costs, these items are included in revenue and cost of revenue. Revisions to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Certain contracts contain provisions for performance incentives. Such incentives are included in revenue when realization is assured. Contract change orders in excess of agreed contract prices are included in revenue when approved by the client.

Revenue recognized in excess of amounts billed is classified in current assets. Accounts receivable include amounts representing retainages under long-term contracts which are due within one year. These retainage amounts are not material. The Company anticipates that substantially all of its costs and revenue recognized in excess of billings will be billed and collected over the next twelve months and there were no significant amounts included in accounts receivable or costs and revenue recognized in excess of billings under contracts for claims subject to uncertainty as to their ultimate realization. Billings in excess of revenue recognized are classified in current liabilities.


ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to long-term contracts, pension plans, income taxes and contingencies. Actual results could differ from these estimates.


FOREIGN EXCHANGE CONTRACTS
The Company enters into foreign exchange forward contracts to hedge transactions related to firm commitments to purchase equipment in connection with engineering and procurement service contracts. These contracts reduce currency risk from exchange movements. Gains and losses are deferred and accounted for as part of the underlying transactions. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults.


INCOME TAXES
Undistributed earnings of foreign subsidiaries for which the Company has not provided deferred U.S. income taxes, because a taxable distribution of these earnings is not anticipated, aggregated approximately $7,155 at December 31, 1996. This amount represents the accumulated earnings of consolidated foreign subsidiaries which are being permanently reinvested in their operations.


INCOME PER SHARE
Per share amounts are based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year.


RECLASSIFICATIONS
Certain reclassifications have been made in the 1994 Consolidated Financial Statements to conform with the 1996 and 1995 presentation.

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

--------------------------------------------------------------------------------

(A)   REVENUE
In 1995, the Company changed its presentation of financial results to show operating income or loss and has reclassified certain items, previously classified as Revenue, to other captions. These changes in presentation have had no effect on net income. A reconciliation of previously and currently reported revenue follows:

-------------------------------------------------------------------------
                                      1996          1995          1994
-------------------------------------------------------------------------
Revenue - as reported in 1994                                    $818,221
Less:
   Gain on sale of assets                                          32,102
   Dividend income                                                  1,045
   Interest income                                                  4,078
   Other                                                            1,741
-------------------------------------------------------------------------
Revenue - as currently reported    $1,164,837     $1,002,819     $779,255
-------------------------------------------------------------------------

In 1994, revenue from the gain on sale of assets and dividend and interest income has been reclassified to Other Income (Deductions) in the Consolidated Statements of Operations.


(B)   SEVERANCE COSTS
In 1995, a voluntary Incentive Retirement Program was offered to and accepted by employees of the parent company, Stone & Webster, Incorporated. Total Program costs of $2,315 were incurred. (See Note R to the Consolidated Financial Statements.)

In 1994, the Company took a number of actions to lower operating costs, including the elimination of approximately 1,000 positions. Severance costs decreased operating income by $20,341 in 1994. All positions were eliminated by December 31, 1994. Severance payments of $19,226, of the $20,341 accrued in 1994, were made in 1994 and 1995. The remaining amounts were paid in 1996.


(C)   DIVESTITURE OF NON-CORE ASSETS
During 1996, 1995 and 1994, the Company completed several transactions involving the disposal of non-core and underperforming assets. In the third quarter of 1996, the Company transferred the assets of the Auburn VPS Partnership to the partnership's lender in return for cancellation of the related construction debt. As a result, the Company recorded a charge of $989, or $.08 per share, which included a loss on forfeiture of $11,538 ($7,776 net of tax, or $.59 per share) to write down the partnership's plant to fair value and an extraordinary gain of $10,283 ($6,787 net of taxes of $3,496, or $.51 per share) for the extinguishment of the construction debt.

In the fourth quarter of 1996, the Company recorded a charge of $4,172 ($2,712 net of tax, or $.20 per share) to write down the Company's one-third interest in the Binghamton Cogeneration Partnership to fair market value in connection with the partnership's agreement to sell its power purchase agreement, terminate various supply and purchase contracts, and to cease partnership operations. The sale was completed in January 1997.

In the fourth quarter of 1995, the Company completed the divestiture of the Oil & Gas Production business and the Real Estate Development business. Both businesses were sold for cash. In 1994, in the third and fourth quarters, the Company sold securities held for investment. The effect of these transactions was:

-----------------------------------------------------------------------------------
                                              1995                         1994
                          -----------------------------------------     -----------
                           Oil & Gas      Real Estate                   Investment
                          Production      Development       Total       Securities
-----------------------------------------------------------------------------------
Sale proceeds               $16,500        $ 42,500       $ 59,000        $34,515
Pre-tax gain (loss)
 on sale                      6,127         (18,570)       (12,443)        32,102
After-tax gain (loss)
 on sale                      4,434         (11,945)        (7,511)        21,208
Gain (loss) per share       $   .31        $   (.83)      $   (.52)       $  1.42
-----------------------------------------------------------------------------------

In 1996, the Company adopted SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Accordingly, the losses on the asset divestitures recorded in 1996 are included on Operating Income (Loss) in the Consolidated Statements of Operations.


(D)   INTEREST EXPENSE
Interest expense for 1995 and 1994 excludes $3,471 and $1,392, respectively, which was capitalized as part of the construction cost for a wastepaper recycling plant and a new office facility. No interest was capitalized in 1996.


(E)   INCOME TAXES
The Company reported taxable income of approximately $4,500 in 1996. The Company used a federal alternative minimum tax credit (AMT) in 1996. The AMT credit carryforward was $4,841 at December 31, 1996. This AMT credit can be carried forward indefinitely to reduce future federal income taxes payable.

The income tax provision (benefit) consists of the following:

--------------------------------------------------------------
                                 1996        1995       1994
--------------------------------------------------------------
Current tax expense (benefit)
  United States                $ (2,396)     $1,201    $   469
  State and local                   704       1,407      1,458
  Foreign (1)                     1,627       2,678      1,451
--------------------------------------------------------------
Total current                       (65)      5,286      3,378
--------------------------------------------------------------
Deferred tax expense (benefit)
  United States                 (10,280)      2,804       (706)
  State and local                  (353)        963     (3,631)
  Foreign                        (1,260)       (462)        (6)
--------------------------------------------------------------
Total deferred                  (11,893)      3,305     (4,343)
--------------------------------------------------------------
Income tax provision (benefit) $(11,958)     $8,591    $  (965)
--------------------------------------------------------------

(1) Includes taxes, in lieu of income taxes, of $360 in 1996, $798 in 1995 and $870 in 1994 on foreign projects which are calculated based on gross receipts.

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

Deferred tax liabilities (assets) are composed of the following:

--------------------------------------------------------------------------------
                                                        December 31,
                                                    1996            1995
--------------------------------------------------------------------------------
Long-term liabilities:
  Depreciation                                   $  9,772         $ 20,201
  Retirement                                       52,739           47,372
  Other                                             1,280            1,116
--------------------------------------------------------------------------------
Total long-term liabilities                        63,791           68,689
--------------------------------------------------------------------------------
Long-term assets:
  Deferred rent                                    (3,302)          (2,605)
  Employee Stock Ownership Plan interest
   payments and contributions                      (4,091)          (4,901)
  Incentive Retirement Program                     (3,458)          (3,458)
  AMT credit carryforward                          (4,841)          (5,069)
  Foreign net operating loss carryforward          (7,468)          (7,058)
  State net operating loss carryforwards           (4,637)          (4,546)
  Capital loss carryforward                          (561)            (561)
  Other                                            (3,896)            (833)
--------------------------------------------------------------------------------
Total long-term assets                            (32,254)         (29,031)
--------------------------------------------------------------------------------
   Net operating loss valuation allowance          11,605           11,604
--------------------------------------------------------------------------------

Net long-term deferred tax liabilities           $ 43,142         $ 51,262
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Current assets:
  Vacation pay                                   $ (4,346)        $ (3,800)
  Severance pay                                      (465)            (760)
  State net operating loss carryforwards             (763)            (402)
  Capital loss carryforward                        (1,460)              --
  Other                                            (3,241)          (2,240)
--------------------------------------------------------------------------------
Total current deferred tax assets                $(10,275)        $ (7,202)
--------------------------------------------------------------------------------


The Company had a valuation allowance of $11,604 at December 31, 1995 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1996 was an increase of $1 for a total valuation allowance of $11,605 at December 31, 1996. This change resulted from additional state tax losses in 1996 which increased the related carryforwards on a net basis and the effect of the change in the U.K. exchange rate offset by the utilization of the net operating loss carryforward relating to one of the Company's U.K. subsidiaries and the reversal of $500 of the valuation allowance for this subsidiary. The $500 reversal of the valuation allowance was based on forecasted future earnings. The valuation allowance at December 31, 1996 comprises $6,968 relating to the carryforwards of the U.K. subsidiary and $4,637 relating to state net operating loss carryforwards.

For tax purposes, approximately $93,618 (with a tax benefit of $12,868) of the net operating loss carryforwards remains at December 31, 1996, of which $20,817 (with a tax benefit of $7,468) is applicable to foreign subsidiaries and the remaining $72,801 (with a tax benefit of $5,400) relates to state net operating loss carryforwards. Use of the foreign net operating loss carryforward is limited to future taxable earnings of the U.K. subsidiary and never expires.

The state net operating loss carryforwards of $72,801 are applicable to many states and will expire as follows:

--------------------------------------------------------------------------------
    1997                                          $  2,172
    1998                                             2,839
    1999                                             8,514
    2000                                             1,158
    2001                                             6,185
    2002                                             1,443
    2003                                             4,076
    Thereafter                                      46,414
--------------------------------------------------------------------------------
                                                  $ 72,801
--------------------------------------------------------------------------------

The Company has determined that it will be able to realize a tax benefit of $763 relating to these state net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $4,637, which is fully reserved for) are expected to expire unused.

The following is an analysis of the difference between the United States statutory income tax rate and the Company's effective income tax rate:

--------------------------------------------------------------------------------
                                               1996       1995     1994
--------------------------------------------------------------------------------
United States statutory income
   tax rate                                   (35.0)%    35.0%    (35.0)%
Increase (decrease) resulting from:
   State and local income taxes,
     net of United States tax effect            1.2       4.9       7.7
   Dividend received deduction                   --        --      (2.9)
   Write-off/amortization of goodwill            --        --       4.9
   Meals and entertainment                      1.7       2.0       5.5
   Difference in effective tax rate
     of foreign operations and
     projects, net of United States
     tax effect                                  --       4.3      12.1
   Investment tax credit - Canada              (3.7)       --        --
    Adjustment of prior years'
     federal income tax accruals,
     net of interest effect                     (.3)       .9        .7
   Adjustment of prior years' state
     income tax accruals, net of
     United States tax effect                    --        --       2.0
   Utilization of net operating loss
     carryforwards of
     foreign operations                        (3.8)     (6.1)       --
   Sale of subsidiaries -- capital
     loss carryforward                           --      (2.4)       --
   Other                                        (.8)     (2.0)     (6.0)
--------------------------------------------------------------------------------
Effective income tax rate                     (40.7)%    36.6%    (11.0)%
--------------------------------------------------------------------------------

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

Income (loss) before income taxes and extraordinary item were:


--------------------------------------------------------------------------------
                             1996          1995        1994
--------------------------------------------------------------------------------
Domestic                   $(34,815)      $15,861    $(9,548)
Foreign                       5,426         7,610        776
--------------------------------------------------------------------------------
                           $(29,389)      $23,471    $(8,772)
--------------------------------------------------------------------------------


(F)      U.S. GOVERNMENT SECURITIES

U.S. Government securities are debt securities comprised of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These U.S. Treasury bills and notes have maturity dates of one year or less. The aggregate fair value of U.S. Government securities at December 31, 1996 and 1995 was $4,003 and $54,722, respectively, the amortized cost basis at December 31, 1996 and 1995 was $4,006 and $54,899, respectively, and the net unrealized holding loss at December 31, 1996 and 1995 was $3 and $177, respectively.


(G)      ASSETS HELD FOR SALE AND REAL ESTATE RELATED
         CHARGES

In the second quarter of 1996, the Company began a review of its organizational structure, strategic plan and asset base. During the third quarter, the Company decided that it intends to sell its 800,000 square foot building in Boston and to more aggressively market its 460,000 square foot building in Cherry Hill, New Jersey. The Company also plans to restructure its ownership position in its other real estate holdings in Boston. While it is difficult to anticipate the date that real estate will be sold, the Company expects to sell the Cherry Hill property in fifteen months. Timing of the sale of the 800,000 square foot Boston building is dependent upon the Company's final determination of space and location requirements. The estimated fair value of this building exceeds its carrying amount. The total carrying amount of the properties written down was $20,885 at December 31, 1996. The Company recorded a charge of $20,137 ($13,751 after tax, or $1.03 per share) in the third quarter of 1996 in connection with the write-down of these properties.

Also during the third quarter of 1996, the Company concluded that its corporate headquarters in New York will be consolidated with the Boston headquarters of the Company's principal operating subsidiary, Stone & Webster Engineering Corporation, and certain of its New York office space will be offered for sublease. The total charge recorded in the third quarter of 1996 for the write-down of the leases was $10,372 ($6,223 after tax, or $.46 per share), net of anticipated sublease income. In the first quarter of 1996, a reserve of $1,832 was recorded for the expected sublease loss for a vacant floor in the New York office. These amounts are recorded as accrued liabilities.


(H)      FIXED ASSETS

Following is a summary of fixed assets at December 31:

--------------------------------------------------------------------------------
                                                 1996          1995
--------------------------------------------------------------------------------
Office buildings and other real estate       $ 74,390       $132,413
Furniture and equipment                       145,876        137,666
Cold storage property, plant and equipment     61,794         52,219
Wastepaper recycling property,
     plant and equipment                           --         55,418
--------------------------------------------------------------------------------
                                              282,060        377,716
Less accumulated depreciation,
   depletion and amortization                 154,111        165,120
--------------------------------------------------------------------------------
Fixed assets, net                            $127,949       $212,596
--------------------------------------------------------------------------------


Fixed assets includes computer equipment under capital leases of $2,832 at December 31, 1996 and $6,934 at December 31, 1995; related amounts included in accumulated depreciation, depletion and amortization were $1,528 at December 31, 1996 and $4,525 at December 31, 1995. Depreciation expense was $15,429 for 1996, $16,785 for 1995, and $18,133 for 1994.

As discussed in Note C to the Consolidated Financial Statements, the Company transferred the assets of the Auburn VPS Partnership, which includes the wastepaper recycling property, plant and equipment, to the partnership's lenders in return for cancellation of the related construction debt.

As discussed in Note G to the Consolidated Financial Statements, certain assets previously included in office buildings and other real estate were reclassified to Assets held for sale on the Consolidated Balance Sheets.


(I)      BANK LOANS

In 1995, a subsidiary of the Company entered into a $14,750 credit agreement with a bank for financing of the subsidiary's activities performed under a client's contract for engineering services. The agreement was collateralized by an assignment of the contract to the bank and payments received from the client are applied to outstanding borrowings which incur interest based on one quarter of one percent above the London Interbank Offered Rate (LIBOR). At December 31, 1995, there was $8,200 outstanding under the credit agreement. No amounts were outstanding under this credit agreement in 1996. The weighted average interest rate was 6.25%.

In 1996, a subsidiary of the Company entered into agreements with two banks for lines of credit totaling $25,000. Borrowings under the agreements are to be used for general corporate purposes and incur interest based on 1/4% above LIBOR. At December 31, 1996, $5,000 was outstanding under these agreements. The weighted average interest rate was 5.74%.

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

(J)  LONG-TERM DEBT
Long-term debt consists of the following at December 31:

--------------------------------------------------------------------------------
                                            1996          1995
--------------------------------------------------------------------------------
Mortgage loans:
  Due in 1996, interest at 9.13%         $    --       $  2,188
  Due in 2009, interest at 6.44%          25,313         26,656
Construction loans                           --          65,000
Capitalized lease obligations                604          1,777
--------------------------------------------------------------------------------
                                          25,917         95,621
Less current portion                       1,657         20,944
--------------------------------------------------------------------------------
Total long-term debt                     $24,260       $ 74,677
--------------------------------------------------------------------------------


In March 1994, the Auburn VPS Partnership, in which the Company owned a 94.3% interest, entered into an agreement with various lending institutions for nonrecourse construction loans totaling $65,000 for the construction of a wastepaper recycling plant with interest payable monthly on the average outstanding balance based on LIBOR and commercial paper rates. As of December 31, 1995, interest rates on outstanding borrowings ranged from 7.10% to 9.29%. As discussed in Note C to the Consolidated Financial Statements, the partnership had been unable to meet its debt service requirements since the end of the first quarter of 1996, resulting in ongoing discussions with its lenders regarding restructuring its debt. In the second quarter of 1996, $16,250 of the debt was repaid. In an agreement reached in the third quarter of 1996 with the partnership's lenders, the assets of the partnership were transferred to the lenders in return for cancellation of the related construction debt.

A subsidiary of the Company has a mortgage loan collateralized by an office building and other real estate with a net book value of $27,184 at December 31, 1996. This 6.44% mortgage loan was obtained to finance the acquisition of land and the construction of an office building occupied by an engineering subsidiary of the Company. Principal payments required on long-term debt in the years 1997 through 2001 are $1,657, $1,851, $1,891, $1,851 and $1,974, respectively.


(K)      ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

--------------------------------------------------------------------------------
                                           1996          1995
--------------------------------------------------------------------------------
Salaries and benefits                   $17,223       $15,995
Insurance reserves and premiums          46,354        13,820
Reserve for loss on sublease             12,204            --
Other                                    15,626        13,493
--------------------------------------------------------------------------------
Total accrued liabilities               $91,407       $43,308
--------------------------------------------------------------------------------


In the third quarter of 1996, the Company recorded a charge to recognize several contract-related and operational items. Among these were provisions for resolution, reached during the third quarter, of a contract scope dispute, damages resulting from contract performance delays, and recognition of a judgment awarded and anticipated settlement costs of several employment-related matters. The total amount of the charges, recorded to accounts receivable, costs and revenue recognized in excess of billings and accrued liabilities, was $12,377 ($7,553 after tax, or $.57 per share).


(L)      OTHER LIABILITIES

Other liabilities include the accrued cost of the Employee Stock Ownership Plan of $10,247 at December 31, 1996 and $11,815 at December 31, 1995.


(M)      COMMITMENTS AND CONTINGENCIES

Rental expense was $5,800 in 1996, $5,900 in 1995 and $7,200 in 1994. The
Company and subsidiaries have leases for office space, computer equipment and other office equipment with varying lease terms. All noncancelable leases have been categorized as either capital or operating and, under most leasing arrangements, the Company and subsidiaries pay property taxes, insurance and maintenance, and expenses related to the leased properties. Future minimum lease payments, net of sublease income, under long-term leases as of December 31, 1996 are as follows:

-----------------------------------------------------------------
                                         Capital      Operating
                                         Leases        Leases
-----------------------------------------------------------------
1997                                       $249       $ 6,500
1998                                        237         6,100
1999                                        158         5,200
2000                                         --         3,900
2001                                         --         4,100
2002 and thereafter                          --        23,300
-----------------------------------------------------------------
Total minimum lease payments                644       $49,100
                                                      -----------
Amount representing interest                 40
------------------------------------------------
Present value of minimum lease payments    $604
-----------------------------------------------------------------


The current portion of the present value of the minimum lease obligations under capital leases as of December 31, 1996 amounted to $225.

The Company and certain subsidiaries have been named as defendants, along with others, in legal actions claiming damages in connection with engineering and construction projects and other matters. Most such actions involve claims for personal injury or property damage which occur from time to time in connection with services performed relating to project or construction sites, and for which coverage under appropriate insurance policies usually applies; other actions arise in the normal course of business including employment-related claims and contractual disputes for which insurance coverage or other contractual provisions may or may not apply. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

subsidiaries of the Company, and often such matters may be resolved without going through a complete and lengthy litigation process. In 1994, a subsidiary of the Company settled two contract-related lawsuits for $900, which were expensed in 1994. In addition, another case involving performance on a client contract was settled in 1996 for a net cost of $2,500. No amounts have been paid in 1996. In 1994 and 1993, respectively, $3,800 and $1,200 had been expensed for this case.

Several of the legal matters referred to in Note L in the Annual Report to Shareholders for the year 1995 have been resolved. In 1993, in a contract related lawsuit, a jury returned a verdict against a subsidiary of the Company for which a provision had been made. As a result, in May of 1995, payment was made of $4,936 representing satisfaction of a judgment against a subsidiary of the Company. In another legal action to recover damages, attorneys' fees and other monetary relief from insurance carriers, a settlement in which a subsidiary of the Company received $16,000 was reached in the third quarter of 1995. This settlement, after reduction for current and deferred legal expenses of $8,780, was recognized as a gain of $7,220 in the third quarter of 1995.

The Company continues to have possible liabilities relating to environmental pollution. In the third quarter of 1995, a settlement was recorded relating to environmental matters for which a charge of $2,500 was incurred, representing the amount of the settlement net of cash received from insurance carriers of $1,500. The Company and two of its subsidiaries are named as defendants in two legal actions brought by, and have received other claims from, private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. No governmental authority has sought similar redress from the Company or its subsidiaries (except in the case of one subsidiary in limited connection with claims made with respect to clients of that subsidiary) nor has the Company been determined to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, management believes that it has valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

Management believes, on the basis of its examination and consideration of these matters and such possible liabilities, including consultation with counsel, that none of these legal actions, nor such possible liabilities, will result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements.

The Company has obtained bank letters of credit amounting to $1,500 at December 31, 1995 and 1994, in favor of the bank financing the project to assure that certain financial obligations with respect to the Binghamton Cogeneration Project will be met. During 1996, these letters of credit were increased by $330 to $1,830 at December 31, 1996. On January 16, 1997, these letters of credit were cancelled. As discussed in Note C to the Consolidated Financial Statements, the Company wrote down its investment in this project to fair value and was required to obtain a standby letter of credit in January 1997 in the amount of $6,000 to collateralize its obligation under an indemnity agreement among the Company, the other partners in the Binghamton Cogeneration Partnership and certain other parties.

Another subsidiary of the Company is a partner in a joint venture to construct an oriented-strand board mill in New Brunswick, Canada. An equity investment of $3,565 was made in 1994, which approximates the carrying value at December 31, 1996 and 1995. No additional investments were made in 1996 or 1995.

In addition to the domestic subsidiary's lines of credit discussed in Note I to the Consolidated Financial Statements, certain foreign subsidiaries of the Company have an overdraft banking facility of $3,400 and lines of credit totaling $5,500, which are used for general corporate purposes. The overdraft banking facility incurs interest based on 1% over the bank's published rate. A commitment fee of 1/8% per annum is paid to the banks on the unused portion of the lines of credit. At December 31, 1996 and 1995, no amounts were outstanding under the lines of credit or the overdraft banking facility.

At December 31, 1996, subsidiaries of the Company have contingent liabilities of approximately $29,167 arising from guarantees to banks for credit facilities extended to affiliates for general operating purposes.

The Company and its subsidiaries place their cash and cash equivalents and U.S. Government securities with high credit quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution.


(N)      TREASURY STOCK

In July 1994, the Board of Directors authorized a program to repurchase 1,000,000 shares of Company Common Stock. In July 1995, the Board of Directors authorized an increase in the share repurchase program to 2,500,000 shares. The amount and timing of share purchases will depend on market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time. The Company acquired 1,037,037 shares in 1996 and 754,443 shares in 1995 under the program. To date, the Company has repurchased 2,154,804 shares under this program.

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

(O)      COMMON STOCK

The Company had previously credited Common Stock with the excess of market value over the cost of treasury stock issued under the Company's various stock plans and with certain other amounts in excess of par value received as consideration for issued shares of Common Stock. In 1995, the Company reduced Common Stock and increased Capital in Excess of Par Value of Common Stock with the total of the amount in excess of the par value of all issued shares. This reclassification resulted in a decrease in Common Stock and a corresponding increase in Capital in Excess of Par Value of Common Stock of $47,440 at December 31, 1994. There is no change in total Shareholders' Equity resulting from this reclassification.

Beginning in the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter. Accordingly, the first quarter 1997 dividend was declared in January 1997 instead of in December 1996. This change had no effect on the annual dividend payment rate of $.60 per share, although only $.45 was declared in 1996.

On August 15, 1996, the Board of Directors of the Company approved a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (Right) for each outstanding share of Common Stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $125 per one one-hundredth of a Preferred Share, subject to adjustment (Purchase Price). The description and terms of the Rights are set forth in a Rights Agreement dated as of August 15, 1996. The Rights will expire on August 15, 2006 unless extended or unless the Rights are earlier redeemed or exchanged by the Company.

The Rights are not exercisable until the earlier to occur of (i)
10 days following a public announcement that a person or group of affiliated or associated persons (Acquiring Person) have acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date decided by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for 15% or more of the outstanding shares of Common Stock. In such event, each holder (other than such Acquiring Person) of a Right will have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired or 50% or more of its assets are sold after a person or group has become an Acquiring Person, each holder of a Right, upon exercise thereof, will have the right to receive that number of shares of common stock of the acquiring company which will have a market value of two times the then Purchase Price.


(P)      EMPLOYEE STOCK OWNERSHIP AND
         RESTRICTED STOCK PLANS

Under the terms of the Employee Stock Ownership Plan, the Company and participating subsidiaries make contributions to a trust which can acquire from the Company up to 5,000,000 shares of Common Stock of the Company, for the exclusive benefit of participating employees.

The notes receivable from the Employee Stock Ownership Trust (ESOT), received as consideration by the Company for the 4,000,000 shares of Common Stock sold to the Trust in prior years, are payable in level payments of principal and interest over 20 years. The last sale of shares to the ESOT by the Company occurred in 1985. At December 31, 1996, the balance of the notes receivable from the Trust was $20,939. The unamortized cost of the shares is being funded by annual contributions necessary to enable the Trust to meet its current obligations, after taking into account dividends received on the Common Stock held by the Trust. The net cost of the Plan is being amortized over 20-year periods from the dates of acquisition of shares. The charge to income was $1,819 in 1996, $1,555 in 1995 and $1,560 in 1994.

In May 1995, the number of shares of Common Stock remaining available for future awards under the Restricted Stock Plan was reduced. Under the terms of the Plan, which will terminate June 1, 1998 unless extended, the Company may award up to a total of 250,000 shares, after giving effect to the reduction mentioned above, of the Common Stock of the Company to key employees. Restricted Stock Plan awards of 7,533 shares in 1996, and 6,000 shares in 1995, previously held in the Treasury, were granted subject to the restrictions described in the Plan. There were no such awards granted in 1994. The market value of the shares awarded is being charged to income over the vesting period of five years. At December 31, 1996, 1,730,533 shares have been awarded, net of shares forfeited and the unamortized portion of the market value was $477.


(Q)      STOCK OPTION PLAN AND STOCK PLAN

On May 11, 1995, the Shareholders approved the 1995 Stock Option Plan and the 1995 Stock Plan for Non-Employee Directors. On January 14, 1997, the Board of Directors terminated the 1995 Stock Plan for Non-Employee Directors and adopted the 1997 Stock Plan for Non-Employee Directors. Under the 1995 Stock Option Plan, key employees are eligible to receive options either as incentive stock options as defined under the Internal Revenue Code, or as nonqualified options to purchase shares of the Company's Common Stock. Non-employee directors may be granted only nonqualified options. The exercise price of any option granted under the stock option plan may not be less than the fair market value of the Company's Common Stock as of the date of grant and such options may not be exercisable later than ten years from the date of grant.

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

During 1996 and 1995, nonqualified options for 15,000 and 20,000 shares, respectively, were awarded to non-employee directors at exercise prices ranging from $32.75 to $34.25 in 1996 and $30.25 to $36.00 in 1995, nonexercisable for the first six months. During 1996, nonqualified options for 100,000 shares of Common Stock were awarded under the plan to a newly hired President and Chief Executive Officer at an exercise price of $34.875, and are exercisable immediately. During 1996, nonqualified options for 241,500 shares were awarded to other designated key employees, at exercise prices ranging from $32.625 to $34.25, of which 25% becomes exercisable on the first anniversary of the date of grant and an additional 25% becomes exercisable on the second, third and fourth anniversaries of the date of grant. During 1995, nonqualified options for 142,500 shares were awarded to employees, at exercise prices ranging from $31.00 to $36.50, and are nonexercisable for the first three years.

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Using the intrinsic value-based method of accounting prescribed by APB 25, no compensation expense is recognized upon the issuance of employee stock options if the exercise price of the options equals the quoted market price of the underlying stock on the date of grant.

However, as required by Statement 123, for companies electing to remain with APB 25, pro forma information regarding net income and earnings per share is presented below and has been determined as if the Company had accounted for its non-employee director and employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: Risk-free interest rates of 5.92% and 6.02%; dividend yields of 2.0% and 1.9%; volatility factors of the expected market price of the Company's common stock of .230 and .193; and a weighted-average expected life of the option of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation costs for the Company's stock option plan awards been determined based on the fair value at the date of grant, consistent with the provisions of Statement 123, the Company's net income and earnings per share would have been as shown in the following table:

--------------------------------------------------------------------------------
                                             1996           1995
--------------------------------------------------------------------------------
As reported net income (loss)              $(10,644)      $14,880
As reported net income (loss) per share    $  (0.80)      $  1.04
Pro forma net income (loss)                $(11,536)      $14,701
Pro forma net income (loss) per share      $  (0.83)      $  1.03
--------------------------------------------------------------------------------

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

--------------------------------------------------------------------------------
                                            1996                     1995
                                       Weighted-                Weighted-
                                         Average                  Average
                         Options  Exercise Price  Options  Exercise Price
--------------------------------------------------------------------------------
Outstanding
   -beginning of year    135,500      $31.19           --          --
Granted                  356,500       33.56      162,500      $31.15
Exercised                  4,000       30.25           --          --
Cancelled                 17,000       31.46       27,000       30.94
--------------------------------------------------------------------------------
Outstanding
   - end of year         471,000      $32.98      135,500      $31.19
Exercisable at
   end of year           153,000      $33.96       16,000      $30.25
Weighted-average
   fair value of
   options granted
   during the year                    $ 7.90                   $ 7.96
--------------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 1996 ranged from $30.25 to $36.50. The weighted-average remaining contractual life of those options is 9.1 years.

Under the 1995 Stock Plan, non-employee directors of the Company received grants of shares in payment of their annual retainer and were able to elect to receive all or a portion of director meeting fees in Common Stock. During 1996 and 1995, 4,206 and 2,252 shares, respectively, were issued to non-employee directors under the 1995 Stock Plan.

Under the 1997 Stock Plan, non-employee directors will receive an annual stock grant of 400 shares, payable on a quarterly basis, as part of their annual retainer. Non-employee directors may also elect to receive all or a portion of director meeting fees in shares of Common Stock.

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

(R)      RETIREMENT PLANS

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

Pension related items for the plans include the following components:

--------------------------------------------------------------------------------
1996                                   Domestic      Foreign      Total
--------------------------------------------------------------------------------
Service cost- benefits earned
  during the year                   $    7,309    $   1,565    $   8,874
Interest cost on projected
  benefit obligation                    30,496        3,558       34,054
Actual return on assets                (96,448)      (3,975)    (100,423)
Net amortization and deferral           43,019         (522)      42,497
--------------------------------------------------------------------------------
Total pension related items         $  (15,624)   $     626    $ (14,998)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1995                                   Domestic      Foreign      Total
--------------------------------------------------------------------------------
Service cost-benefits earned
  during the year                   $    6,557    $   1,346    $   7,903
Interest cost on projected
  benefit obligation                    29,757        3,078       32,835
Actual return on assets               (112,938)      (3,376)    (116,314)
Net amortization and deferral           61,449         (296)      61,153
--------------------------------------------------------------------------------
Net pension cost (credit)              (15,175)         752      (14,423)
Incentive Retirement
  Program charges                        2,112           --        2,112
--------------------------------------------------------------------------------
Total pension related items         $  (13,063)   $     752    $ (12,311)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1994                                   Domestic      Foreign      Total
--------------------------------------------------------------------------------
Service cost-benefits earned
  during the year                   $    7,630    $   1,395    $   9,025
Interest cost on projected
  benefit obligation                    28,593        2,930       31,523
Actual return on assets                  1,518          329        1,847
Net amortization and deferral          (50,975)      (4,200)     (55,175)
--------------------------------------------------------------------------------
Net pension cost (credit)              (13,234)         454      (12,780)
Curtailment gain                          (357)          --         (357)
--------------------------------------------------------------------------------
Total pension related items         $  (13,591)   $     454    $ (13,137)
--------------------------------------------------------------------------------


In the fourth quarter of 1995, a voluntary Incentive Retirement Program was offered to and accepted by employees of the parent company, Stone & Webster, Incorporated. Total Program costs of $2,315 ($1,416 after tax, or $.10 per share), including $203 for incentive benefits from a nonqualified Supplemental Retirement Plan, representing the actuarially determined present value of Program benefits, were charged to costs and expenses with corresponding offsets to prepaid pension cost of $2,112 and $203 to accrued liabilities.

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

A reconciliation of the domestic plan's funded status to the balance sheet prepaid pension cost is as follows at December 31:

--------------------------------------------------------------------------------
                                           1996          1995
--------------------------------------------------------------------------------
Actuarial present value of benefits:
  Vested benefit obligation             $(405,090)    $(413,459)
--------------------------------------------------------------------------------
  Accumulated benefit obligation        $(406,969)    $(417,779)
--------------------------------------------------------------------------------
  Projected benefit obligation          $(423,876)    $(437,128)
Plan assets at fair value                 618,772       545,734
--------------------------------------------------------------------------------
Excess of assets over projected
  benefit obligation                      194,896       108,606
Unrecognized prior service cost            12,475        14,268
Unrecognized net loss or (gain)           (57,521)       21,735
Unrecognized net transition (asset)       (20,032)      (30,415)
--------------------------------------------------------------------------------
Prepaid pension cost                    $ 129,818     $ 114,194
--------------------------------------------------------------------------------


The plan's funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using assumed discount rates of 7.75% at December 31, 1996, and 7.25% at December 31, 1995 and assumed long-term rate of compensation increase 4.5% at December 31, 1996 and 1995. Pension cost was determined using an assumed long-term rate of return on plan assets of 9.25% at January 1, 1996, 9.75% at January 1, 1995 and July 1, 1994, and 9.5% at January 1, 1994.

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

A reconciliation of the foreign plans' funded status to the balance sheet accrued pension cost is as follows at December 31:

--------------------------------------------------------------------------------
                                            1996          1995
--------------------------------------------------------------------------------
Actuarial present value of benefits:
  Vested benefit obligation               $(38,286)     $(34,898)
--------------------------------------------------------------------------------
  Accumulated benefit obligation          $(38,286)     $(34,898)
--------------------------------------------------------------------------------
  Projected benefit obligation            $(46,685)     $(42,265)
Plan assets at fair value                   50,030        42,625
--------------------------------------------------------------------------------
Excess of assets over projected
  benefit obligation                         3,345           360
Unrecognized prior service cost                178           193
Unrecognized net loss                         (938)        1,530
Unrecognized net transition (asset)         (2,222)       (2,371)
--------------------------------------------------------------------------------
Prepaid (accrued) pension cost            $    363      $   (288)
--------------------------------------------------------------------------------


Prepaid pension cost is included in the Consolidated Balance Sheets in Other assets. Accrued pension cost is included in the Consolidated Balance Sheets in accrued liabilities. The plans' funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using an assumed weighted discount rate of 8% at December 31, 1996 and 1995, and assumed long-term rates of compensation increases ranging from 5% to 6 1/2%. Pension cost was determined using assumed long-term rates of return on plan assets ranging from 8% to 9% for 1996 and 8.7% for 1995 and 1994.


(S)      INTERNATIONAL SUBSIDIARIES

The net income (loss) and net assets of international subsidiaries amounted to $5,602 and $20,018 in 1996, $5,173 and $14,153 in 1995 and $(844) and $8,959 in
1994, respectively.


(T)      BUSINESS SEGMENTS

The Company, through its subsidiaries, is principally engaged in providing professional engineering, design, construction, consulting and full environmental services for power, process, environmental/infrastructure and industrial projects worldwide. The Company's cold storage business offers consolidated distribution of frozen products for food processors and others throughout the southeastern United States. Although the Company has numerous clients and is not dependent on any single client, one or a few clients may contribute a substantial portion of the Company's consolidated revenue in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of years. The Engineering, Construction and Consulting services segment had clients who accounted for 10% or more of consolidated revenue as follows: no client in 1996; one client in 1995 - 13% and two clients in 1994 - 11% and 18%. The Cold Storage and related activities business segment had no single client providing 10% or more of consolidated revenue.

Information regarding business segments is shown on page A-29 and is incorporated herein.

Stone & Webster, Incorporated and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts, except per share amounts, are in thousands.)

--------------------------------------------------------------------------------

(U)      QUARTERLY FINANCIAL DATA (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
1996                                                                            First   Second     Third        Fourth
                                                                              Quarter  Quarter   Quarter       Quarter       Year
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                      $305,834  $268,708  $282,210      $308,085  $1,164,837
Operating Income (Loss)                                                        10,215     7,468   (49,268)        5,665     (25,920)
Income (Loss) before Income Taxes and Extraordinary Item                        9,376     5,887   (50,464)        5,812     (29,389)
Income (Loss) before Extraordinary Item                                         5,532     3,740   (31,680)        4,977     (17,431)
Net Income (Loss)                                                               5,532     3,740   (24,893)(2)     4,977     (10,644)
Net Income (Loss) before Extraordinary Item per Share                            0.41      0.28     (2.37)         0.37       (1.31)
Net Income (Loss) per Share (1)                                                  0.41      0.28     (1.86)         0.37       (0.80)
------------------------------------------------------------------------------------------------------------------------------------

(1)  Net income (loss) per share includes earnings per share from the following:
     Operations                                                                  0.46      0.35      0.19          0.35        1.35
     Pension related items                                                       0.13      0.14      0.21          0.21        0.69
------------------------------------------------------------------------------------------------------------------------------------
            Earnings per share from ongoing operations                           0.59      0.49      0.40          0.56        2.04
     Divested operations                                                        (0.18)    (0.21)    (0.12)         0.01       (0.50)
     Restructuring, other charges and asset divestitures                           --        --     (2.14)        (0.20)      (2.34)
------------------------------------------------------------------------------------------------------------------------------------
            Earnings per share                                                   0.41      0.28     (1.86)         0.37       (0.80)

(2) Includes extraordinary gain of $6,787 net of taxes, for extinguishment of debt related to the transfer of the Auburn VPS Partnership assets to the construction lenders.

------------------------------------------------------------------------------------------------------------------------------------
1995                                                                            First   Second     Third    Fourth
                                                                              Quarter  Quarter   Quarter   Quarter          Year
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                      $222,529  $230,687  $219,160  $330,443      $1,002,819
Operating Income                                                                7,534    11,937     7,112     8,458          35,041
Income (Loss) before Income Taxes                                               8,376    12,400     7,828    (5,133)         23,471
Net Income (Loss)                                                               4,704     7,946     4,984    (2,754)(4)      14,880
Net Income (Loss) per Share (3)                                                  0.32      0.55      0.35     (0.18)           1.04
------------------------------------------------------------------------------------------------------------------------------------

(3)  Net income (loss) per share includes earnings per share from the following:
     Operations                                                                  0.19      0.41      0.17      0.49            1.26
     Pension related items                                                       0.15      0.14      0.16      0.07            0.52
     -------------------------------------------------------------------------------------------------------------------------------
            Earnings per share from ongoing operations                           0.34      0.55      0.33      0.56            1.78
     Divested operations                                                        (0.02)       --      0.02     (0.22)          (0.22)
     Asset divestitures                                                            --        --        --     (0.52)          (0.52)
     -------------------------------------------------------------------------------------------------------------------------------
            Earnings per share                                                   0.32      0.55      0.35     (0.18)           1.04

----------
(4) Includes after-tax loss on sale of Oil and Gas Production and Real Estate Development businesses of $7,511.


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

--------------------------------------------------------------------------------

(V)      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1996 follow:

The carrying amounts for cash and cash equivalents, U.S. Government securities and bank loans approximate their fair values because of the short maturity of the instruments.

At December 31, 1996, long-term debt, excluding capital lease obligations, consists of a mortgage loan relating to an office building. The carrying value of the mortgage loan for a subsidiary's office building was $25,313 compared with a fair value of $24,033 based on current rates available to the Company for debt with similar terms and maturities.

At December 31, 1995, long-term debt, excluding capital lease obligations, consists of construction loans relating to a wastepaper recycling plant in Auburn, Maine and mortgage loans relating to office buildings. The fair value of the construction loans approximates the carrying value at December 31, 1995. The carrying value of the mortgage loans for a subsidiary's office buildings was $28,844 compared with a fair value of $28,564 based on quoted market prices for similar issues or on current rates available to the Company for debt with similar terms and maturities.

To manage its exposure to fluctuations in foreign currency exchange rates in 1995, a subsidiary of the Company entered into several foreign exchange forward contracts in connection with the purchase of equipment under engineering and procurement service contracts. The foreign exchange forward contracts had varying maturities with none exceeding one year. As of December 31, 1995 the notional amount of foreign exchange forward contracts outstanding was $3,397. The fair value and unrealized loss on these contracts was $142 and $220, respectively, at December 31, 1995. No such contracts were outstanding at December 31, 1996.

The Company and its subsidiaries have entered into other financial agreements in the normal course of business. These agreements, which by their nature contain potential risk of loss, include lines of credit, letters of credit, performance bonds and performance guarantees. The fair values of the lines of credit, letters of credit, performance bonds and performance guarantees are estimated at $784 and $265 at December 31, 1996 and 1995, respectively, based on the fees paid to obtain the obligations.


(W)  RECLASSIFICATIONS

In 1995, the Company changed its reporting to present Operating Income (Loss) and has reclassified profits on investment securities and dividend and interest income from revenue to a new caption - Other Income (Deductions). Certain other miscellaneous revenue was reclassified to operating costs. As a result of these reclassifications, total revenue decreased by $38,966, operating expenses decreased by $1,741, and other income (deductions) increased by $37,225, for 1994, with no effect on net income.

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

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Years ended December 31,
                                                            1996             1995            1994            1993          1992
------------------------------------------------------------------------------------------------------------------------------------
Revenue: (6)
  Engineering, Construction and Consulting services     $ 1,143,587    $   969,284       $   748,614    $ 1,013,265    $   944,787
  Cold Storage and related activities                        21,250         21,188            17,280         16,914         15,698
  Other                                                          --         12,347            13,361         16,130         15,689
------------------------------------------------------------------------------------------------------------------------------------
     Total revenue                                      $ 1,164,837    $ 1,002,819       $   779,255    $ 1,046,309    $   976,174
------------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss) (4 and 6)                       $   (25,920)   $    35,041       $   (42,097)   $     6,813    $    17,335
Income (Loss) from Continuing Operations                $   (17,431)   $    14,880       $    (7,807)   $      (370)   $     9,340
Net Income (Loss)  (1, 2, 3 and 4)                      $   (10,644)   $    14,880       $    (7,807)   $     1,952    $    12,815
------------------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding                     13,237,000     14,376,000        14,907,000     14,978,000     14,999,000
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations Per Share      $     (1.31)   $      1.04       $      (.52)   $      (.03)   $       .62
Net Income (Loss) Per Share (1, 2, 3 and 4)             $      (.80)   $      1.04       $      (.52)   $       .13    $       .85
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Share (7)                        $       .45    $       .60       $       .60    $       .60    $       .60
------------------------------------------------------------------------------------------------------------------------------------
Total Assets (5)                                        $   692,065    $   716,772       $   678,384    $   683,579    $   623,493
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                          $    24,260    $    74,677       $    89,642    $    47,739    $    24,768
------------------------------------------------------------------------------------------------------------------------------------


----------
Notes: (1) Reflects gain or loss on sale of assets, which decreased net income by $7,511, or $.52 per share in 1995, increased net income by $21,208, or $1.42 per share in 1994 as explained in Note C to the Consolidated Financial Statements and $2,802, or $.19 per share in 1992.

       (2) Includes an extraordinary gain of $6,787, or $.51 per share in 1996 on debt extinguishment from transfer of Auburn VPS Partnership assets to the construction lenders and an extraordinary item from utilization of foreign subsidiaries' net operating loss carryforwards, which increased net income by $246, or $.02 per share in 1992.

       (3) Includes cumulative effect of a change in accounting principle, which increased net income by $2,322, or $.16 per share in 1993 and $3,229, or $.21 per share in 1992.

       (4) Net Income includes restructuring and other charges of $28,516, or $2.14 per share (operating income includes $54,424 for these items) in 1996 (See Notes C , G and K to the Consolidated Financial Statements), a write-down of the Company's equity interest in Binghamton Cogeneration Partnership to fair value in 1996 which reduced net income by $2,712, or $.20 per share, costs associated with the Incentive Retirement Program of $1,416, or $.10 per share in 1995, pension curtailment gains which increased net income by $218, or $.02 per share in 1994 and by $1,072, or $.07 per share in 1993, severance costs which decreased net income by $12,596, or $.84 per share in 1994, $4,967, or $.33 per share in 1993 and by $1,881, or
           $.13 per share in 1992, and costs which decreased net income in 1993 as follows: $5,460, or $.36 per share, associated with the Incentive Retirement Program; $1,131, or $.08 per share, relating to an increase in the statutory federal income tax rate on corporations from 34% to 35%; $2,340, or $.16 per share, relating to a judgment against a subsidiary of the Company and $2,015, or $.13 per share,relating to an IRS settlement in connection with prior years' income tax returns.

       (5) Total assets at December 31, 1993 includes an increase of $38,423, as a result of carrying investment securities at a fair market value of $40,836, due to the adoption of SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities.

       (6) Certain reclassifications have been made in 1994 and prior years' data to conform with the 1996 and 1995 presentation. See Notes A and W to the Consolidated Financial Statements.

       (7) In the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter. This change had no effect on the annual dividend payment rate of $.60 per share, although dividends declared in 1996 totaled $.45 per share.



MARKET AND DIVIDEND INFORMATION

--------------------------------------------------------------------------------


Principal Market - New York Stock Exchange

--------------------------------------------------------------------------------
                        Sales Price of             Dividends Paid
                         Common Shares              Per Share (1)
--------------------------------------------------------------------------------
                      1996            1995          1996    1995
--------------------------------------------------------------------------------
Quarter           High     Low    High    Low
------------------------------------------------
First             36      325/8   341/8    311/4    $.15    $.15
Second            373/8   32      32       271/4     .15     .15
Third             353/8   285/8   40       291/2     .15     .15
Fourth            341/8   30      381/8    325/8     .15     .15
--------------------------------------------------------------------------------

----------
(1)      See Note O to the Consolidated Financial Statements.


The Company has purchased and may continue to purchase from time to time additional shares of its Common Stock for general corporate purposes on the New York Stock Exchange, or otherwise. However, there is no assurance that the Company will continue to purchase shares of its Common Stock. Also see Note N to the Consolidated Financial Statements. The approximate number of record holders of Common Stock as of December 31, 1996 was 5,800. The Common Stock is also listed for trading on the Boston Stock Exchange.

Stone & Webster, Incorporated and Subsidiaries

REPORT OF MANAGEMENT


--------------------------------------------------------------------------------

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





H. Kerner Smith                     Jeremiah P. Cronin
President and                       Executive Vice President and
Chief Executive Officer             Chief Financial Officer

Stone & Webster, Incorporated and Subsidiaries


BUSINESS SEGMENT INFORMATION

(See Note T to the Consolidated Financial Statements. All dollar amounts are in thousands.)

--------------------------------------------------------------------------------

BUSINESS SEGMENTS

--------------------------------------------------------------------------------
                                         1996          1995         1994
--------------------------------------------------------------------------------
REVENUE (1)
  Engineering, Construction
   and Consulting services           $ 1,143,587   $   969,284   $ 748,614
  Cold Storage and related
   activities                             21,250        21,188      17,280
  Other (2)                                   --        12,347      13,361
--------------------------------------------------------------------------------
Total Revenue                        $ 1,164,837   $ 1,002,819   $ 779,255
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS) (3)
  Engineering, Construction
   and Consulting services           $   (20,249)  $    38,941   $ (37,709)
  Cold Storage and related
   activities                              5,954         7,783       5,927
  Other (2)                                 (163)        1,244         395
  General Corporate                      (11,462)      (12,927)    (10,710)
--------------------------------------------------------------------------------
Operating Income (Loss)              $   (25,920)  $    35,041   $ (42,097)
--------------------------------------------------------------------------------
  Interest and Dividend Income             3,268         6,422       5,123
  Interest Expense                        (6,737)       (5,549)     (3,900)
  Gain (Loss) on sale of assets               --       (12,443)     32,102
--------------------------------------------------------------------------------
Income (Loss) before Taxes           $   (29,389)  $    23,471   $  (8,772)
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS (4)
  Engineering, Construction
    and Consulting services          $   625,466   $   595,699   $ 492,650
  Cold Storage and related
   activities                             42,634        35,143      35,798
  Other (2)                                   --         1,273      68,679
  General Corporate                       23,965        84,657      81,257
--------------------------------------------------------------------------------
Total Identifiable Assets            $   692,065   $   716,772   $ 678,384
--------------------------------------------------------------------------------
DEPRECIATION, DEPLETION
     AND AMORTIZATION
  Engineering, Construction
   and Consulting services           $    14,431   $    14,219   $  14,904
  Cold Storage and related
   activities                              2,264         1,972       1,951
  Other (2)                                  198         3,048       2,862
--------------------------------------------------------------------------------
Total Depreciation, Depletion
  and Amortization                   $    16,893   $    19,239   $  19,717
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Engineering, Construction
   and Consulting services           $    14,212   $    24,127   $  47,637
  Cold Storage and related
   activities                              9,995         1,715       2,439
  Other (2)                                  176         2,120       2,268
--------------------------------------------------------------------------------
Total Capital Expenditures           $    24,383   $    27,962   $  52,344
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

GEOGRAPHIC AREAS

--------------------------------------------------------------------------------
                                         1996         1995        1994
--------------------------------------------------------------------------------
REVENUE
  United States - Domestic          $   703,832   $   659,926   $ 642,321
  United States - Export (5)            187,324       111,486      50,893
--------------------------------------------------------------------------------
United States - Total                   891,156       771,412     693,214
--------------------------------------------------------------------------------
  International (5)                     273,681       231,407      86,041
--------------------------------------------------------------------------------
Total Revenue                       $ 1,164,837   $ 1,002,819   $ 779,255
--------------------------------------------------------------------------------




OPERATING INCOME (LOSS)
  United States                     $   (19,609)  $    40,660   $ (32,386)
  International                           5,151         7,308         999
  General Corporate                     (11,462)      (12,927)    (10,710)
--------------------------------------------------------------------------------
Operating Income (Loss)             $   (25,920)  $    35,041   $ (42,097)
--------------------------------------------------------------------------------




IDENTIFIABLE ASSETS (4)
  United States                     $   620,208   $   567,843   $ 553,096
  International                          47,892        64,272      44,031
  General Corporate                      23,965        84,657      81,257
--------------------------------------------------------------------------------
Total Identifiable Assets           $   692,065   $   716,772   $ 678,384
--------------------------------------------------------------------------------

----------
(1) Total segment revenue includes revenue from unaffiliated customers as reported in the Consolidated Statements of Operations.

(2) The Other segment includes the Oil and Gas Production and Real Estate Development businesses.

(3)  The pension related items included in Operating Income (Loss) are:

     ---------------------------------------------------------------------------
     (Income) Expense                           1996         1995        1994
     ---------------------------------------------------------------------------
     Engineering, Construction and
       Consulting services                    $(14,812)    $(14,206)  $(12,946)
     Cold Storage and related activities           100           91         81
     Other                                          --          (65)       (68)
     General Corporate                            (286)       1,869       (204)
     ---------------------------------------------------------------------------
     Total pension related items              $(14,998)    $(12,311)  $(13,137)
     ---------------------------------------------------------------------------

     Pension related items include the effect of curtailment gains and incentive retirement programs. Domestic and foreign pension related items are presented in Note R to the Consolidated Financial Statements.

(4) Identifiable assets are those assets used in the operation of each segment. General corporate assets are composed primarily of cash and U.S. Government securities.

(5) Revenue principally to Asia/Pacific Rim, Canada, Europe and Middle East. Revenue did not exceed 10% of total revenue for any one geographic area.

(6) Certain reclassifications have been made in 1994 data to conform with the 1996 and 1995 presentation. See Notes A and W to the Consolidated Financial Statements.

                                                                          Stone & Webster, Incorporated and Subsidiaries
                                                         Schedule II - Valuation and Qualifying Accounts

                                                              (All dollar amounts are in thousands.)


                                                                          ------------------------


                           Col. A                  Col. B                      Col. C              Col. D         Col. E

                                                                               Additions
                                                                  ------------------------------
                                                 Balance at           Charged         Charged                     Balance at
                                                Beginning of          to Costs       to Other                       End of
                    Description                    Period           and Expenses     Accounts      Deductions       Period
-------------------------------------------   ----------------    ---------------  -------------   ------------  -------------

   Allowance deducted from
       asset to which it applies:
           Allowance for doubtful
              accounts:
                Year ended December 31, 1996        $3,767             $1,280              $0        $1,421 (A)      $3,626

                Year ended December 31, 1995         3,723                712               0           668 (A)       3,767

                Year ended December 31, 1994         2,957                647             289           170 (A)       3,723


Note A - Uncollected receivables written off, net of recoveries

REPORT OF INDEPENDENT ACCOUNTANTS


--------------------------------------------------------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone & Webster, Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                        Coopers & Lybrand L.L.P.


New York, New York
February 18, 1997

Form 10-K 1996                          Stone & Webster, Incorporated

EXHIBIT INDEX

No.                    Exhibit

3 (i)    Restated Certificate of Incorporation
            (incorporated by reference)
  (ii)   By-Laws (incorporated by reference)

4 (ii) Rights Agreement, dated as of August 15, 1996, between Stone & Webster, Incorporated and ChaseMellon Shareholder Services, L.L.C., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (incorporated by reference)

10 (a) Material contracts - Restricted Stock Plan and form of grant (incorporated by reference)

   (b)   Material contracts - 1995 Stock Option Plan (incorporated by reference)

   (c) Material contracts - 1997 Stock Plan for Non-Employee Directors (filed herewith)

   (d)   Material contracts - Form of change of control agreement
         (incorporated by reference)

   (e) Material contracts - Forms of agreement with H. Kerner Smith relating to (i) Employment Agreement; (ii) Change of Control Employment
         Agreement; and (iii) Stock Option Grant (each incorporated by reference); and (iv) Amendment to Employment Agreement (filed herewith)

21   Subsidiaries of the Registrant (filed herewith)

23   Consent of Independent Accountants (filed herewith)

27   Financial Data Schedule (filed herewith)