Form 10-Q
period 1997-03-31
STONE & WEBSTER INC
filed 1997-05-15
CIK 94601

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to

                  Commission File Number 1-1228



                  Stone & Webster, Incorporated
     (Exact name of registrant as specified in its charter)



           Delaware                         13-5416910
  (State of Incorporation)    (IRS Employer Identification No.)




              245 Summer Street, Boston, MA  02210
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number (including area code) (617)589-5111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   .  No      .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 12,795,290 shares as of April 30, 1997.




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

     (a)  Exhibit Index

     (4) Instruments defining the rights of security holders, including indentures - As of March 31, 1997, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $23,866,000 principally in connection with mortgages relating to real property for a subsidiary's office building, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

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

                  STONE & WEBSTER, INCORPORATED




                          By: JEREMIAH P. CRONIN
Dated:  May 15, 1997          Jeremiah P. Cronin
                              Executive Vice President
                              (Duly authorized officer and
                               Chief Financial Officer)





                              DANIEL P. LEVY
                              Daniel P. Levy
                              Corporate Controller
                              (Principal Accounting Officer)

                          ATTACHMENT A


                  Stone & Webster, Incorporated
                        and Subsidiaries

                              Index

                                                     Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Statements of Operations -
     Three Months Ended March 31, 1997 and 1996         5

   Consolidated Balance Sheets -
     March 31, 1997 and December 31, 1996              6-7

   Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1997 and 1996         8

   Notes to Consolidated Financial Statements          9-11

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations    12-14


         Stone & Webster, Incorporated and Subsidiaries
        Consolidated Statements of Operations (Unaudited)
(All dollar amounts, except per share amounts, are in thousands)


PART 1.  Item 1

                                          Three Months Ended
                                               March 31,
                                            1997         1996

Revenue (Note A)                         $349,525      $305,834
Cost of revenue (Note D)                  332,400       284,089
     Gross profit                          17,125        21,745
Selling, general and administrative         8,323        11,530
 expenses (Note D)
Operating income (Notes A and D)            8,802        10,215
Other income (deductions)
     Interest income                          830         1,383
     Interest expense                        (427)       (2,222)
                                              403          (839)
Income before provision for income          9,205         9,376
 taxes
Income tax provision (Note B)               3,637         3,844
Net income  (Notes A, B and D)           $  5,568      $  5,532
Earnings  per share
  (Notes D and H)                        $   0.43      $   0.41
Dividends declared per share             $   0.15      $   0.15

Average number of shares outstanding   12,854,000    13,655,000

  See accompanying notes to consolidated financial statements.

         Stone & Webster, Incorporated and Subsidiaries
             Consolidated Balance Sheets (Unaudited)
 (All dollar amounts, except per share amounts, are in thousands)


                                       March 31,    December 31,
                                          1997            1996

Assets
Current Assets:
  Cash and cash equivalents           $ 82,125       $ 57,887
  U.S. Government securities, at
   amortized cost, which
   approximates market (Note C)          2,003          4,006
  Accounts receivable, principally
   trade                               238,671        181,900
  Costs and revenues recognized in
   excess of billings                  139,756        110,023
  Deferred income taxes (Note B)        18,229         10,275
  Other (Note G)                           978         30,333
Total Current Assets                   481,762        394,424
Assets held for sale                    20,885         20,885
Fixed assets
  At cost, less accumulated
   depreciation and amortization
   of $156,147 (1996-$154,111)         128,585        127,949
Prepaid pension cost (Note D)          134,549        129,818
Other assets                            21,627         18,989

                                      $787,408       $692,065


  See accompanying notes to consolidated financial statements.

         Stone & Webster, Incorporated and Subsidiaries
             Consolidated Balance Sheets (Unaudited)
(All dollar amounts, except per share amounts, are in thousands)

(CONTINUED)

                                       March 31,    December 31,
                                           1997           1996

Liabilities and Shareholders' Equity
Current Liabilities:
  Bank loans                          $    ---       $  5,000
  Current portion of long-term debt      1,670          1,657
  Accounts payable, principally
   trade                                88,166         76,551
  Billings in excess of costs and
   revenues recognized                 206,653        103,742
  Accrued liabilities (Note G)          62,756         91,407
  Accrued taxes                         16,075          7,164
Total Current Liabilities              375,320        285,521
Long-term debt                          23,866         24,260
Deferred income taxes (Note B)          46,870         43,142
Other liabilities                       22,175         22,009
Shareholders' Equity (Notes E and F):
  Preferred stock
    Authorized, 2,000,000 shares of
     no par value; none issued             ---            ---
  Common stock                          17,731         17,731
    Authorized, 40,000,000 shares of
     $1 par value; issued, 17,731,488
     shares, including shares held in
     treasury
Capital in excess of par value of       50,498         50,480
 common stock
Retained earnings                      402,020        398,342
Cumulative translation adjustment       (2,793)        (2,280)
Less:  Common stock in treasury, at    126,870        125,724
       cost 4,931,678 shares
       (1996-4,896,870)
       Employee stock ownership and
       restricted stock plans           21,409         21,416
Total Shareholders' Equity             319,177        317,133

                                      $787,408       $692,065

  See accompanying notes to consolidated financial statements.
         Stone & Webster, Incorporated and Subsidiaries
        Consolidated Statements of Cash Flows (Unaudited)
(All dollar amounts, except per share amounts, are in thousands)

                                               Three Months
                                              Ended March 31,
                                             1997        1996

Cash Flows from Operating Activities:
  Net income                                $5,568       $5,532
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization            3,344        4,384
    Deferred income taxes                   (4,226)       1,050
    Prepaid pension cost                    (4,731)      (3,180)
    Amortization of net cost of
     Employee Stock Ownership Plan             290          386
    Changes in operating assets and
     liabilities:
      Accounts receivable                  (56,771)      24,741
      Costs and revenue recognized in
       excess of billings                  (29,733)     (36,031)
      Accounts payable                      11,615      (10,893)
      Billings in excess of costs and
       revenue recognized                  102,911       (2,261)
      Accrued liabilities                      327        2,362
      Other                                  6,123        4,228
  Net cash provided (used) by operating
   activities                               34,717       (9,682)
Cash Flows from Investing Activities:
  Maturities of U.S. government
   securities                                2,003       11,040
  Purchases of fixed assets                 (3,980)      (4,052)
  Net cash (used) provided by investing
   activities                               (1,977)       6,988
Cash Flows from Financing Activities:
  Repayments of long-term debt                (381)      (1,146)
  (Decrease) increase in bank loans         (5,000)         336
Purchases of common stock for treasury      (1,200)     (18,371)
Dividends paid                              (1,921)      (2,078)
Net cash (used) by financing activities     (8,502)     (21,259)
Net increase (decrease) in Cash and Cash
 Equivalents                                24,238      (23,953)
Cash and Cash Equivalents at Beginning
 of Period                                  57,887       68,417
Cash and Cash Equivalents at End of
 Period                                    $82,125      $44,464

  See accompanying notes to consolidated financial statements.
         Stone & Webster, Incorporated and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited)
(All dollar amounts, except per share amounts, are in thousands)


(A) Revenue and operating income by business segment were the following for the three months ended March 31, 1997 and 1996:

                                              Three Months
                                             Ended March 31,
                                            1997        1996

Revenue:
  Engineering, construction and          $344,686     $301,037
   consulting services
  Cold storage and related activities       4,839        4,797

    Total revenue                        $349,525     $305,834

Operating income:
  Engineering, construction and
   consulting services                     $9,990      $11,285
  Cold storage and related activities       1,160        1,202
  Other                                       ---          (50)
                                          $11,150      $12,437
General corporate expenses                 (2,348)      (2,222)

     Total operating income                $8,802      $10,215



(B) The Company had a valuation allowance of $11,605 at December 31, 1996 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at the end of the first quarter of 1997 was $11,134. The net change in the valuation allowance for the first quarter of 1997 was a decrease of $471, primarily due to utilization of the foreign net operating loss carryforwards. The valuation allowance at March 31, 1997 is comprised of $6,676 relating to the net operating loss carryforwards of several of the Company's foreign subsidiaries and $4,458 relating to state net operating loss carryforwards.

(C) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at March 31, 1997 and December 31, 1996 was $2,001 and $4,003,
     respectively, the amortized cost basis at March 31, 1997 and December 31, 1996, was $2,003 and $4,006, respectively.

(D) Pension related items, which reduced operating costs, were $4,533 and $2,995 for the three months ended March 31, 1997 and 1996, respectively. These items increased net income by $2,742, or $.21 per share, and $1,832 or $.13 per share, for the three months ended March 31, 1997 and 1996, respectively.


         Stone & Webster, Incorporated and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited)
(All dollar amounts, except per share amounts, are in thousands)


(CONTINUED)

(E) At March 31, 1997, options for 153,000 shares were exercisable and 271,000 shares were available for grant.
     Per share option prices ranged from $30.25 to $36.50.

     During the three months ended March 31, 1997, non-qualified options for 5,000 shares of Common Stock were issued to employees at a price of $32.125, of which 25 percent becomes exercisable on the first anniversary of the date of grant and an additional 25 percent becomes exercisable on the second, third and fourth anniversaries of the date of grant. No options were exercised. Additionally, stock options with respect to 1,000 shares terminated unexercised.

A summary of stock option transactions follows:


                                          1997

       Outstanding January 1,          471,000
       Options granted                   5,000
       Options canceled                 (1,000)
       Options exercised                   ---

       Outstanding at March 31,        475,000


     The 1995 Stock Plan for non-employee directors of the Company was terminated effective as of December 31, 1996, by action of the Board of Directors, and a new 1997 Stock Plan for non-employee directors of the Company was adopted effective January 1, 1997. Under the 1997 Stock Plan, non-employee directors of the Company will receive grants of Common Stock in payment of part of their annual retainer and may elect to receive director meeting fees in Common Stock. The total number of shares to be issued under the 1997 Stock Plan may not exceed 100,000 shares. Shares issued to non-employee directors during the three months ended March 31, 1997, totaled 1,425. At March 31, 1997, there were 98,575 shares available for grant.

(F) In July 1995, the Board of Directors of the Company authorized an increase in the share repurchase program from 1 million to 2.5 million shares of Common Stock in open market transactions at prevailing prices. The Company acquired 36,923 shares in the three months ended March 31, 1997, bringing total purchases to 2,191,727 shares under this program. As of March 31, 1997, the Company had 12,799,810 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

         Stone & Webster, Incorporated and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited)
(All dollar amounts, except per share amounts, are in thousands)


(CONTINUED)

(G) Payment was made in settlement of a contract related lawsuit regarding services performed in the 1980s for which a $2,500 provision was recorded in 1996. Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payment of amounts, if any, that would have a material adverse effect on the consolidated financial statements.

(H) Earnings per share are based on the weighted average number of common and common equivalent shares (stock options) outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share (SFAS No. 128). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for EPS and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earning Per Share (IAS
     33). The Company will adopt the disclosure requirements of this new accounting standard for this fiscal year. The impact of this accounting standard is immaterial for both the quarter ending March 31, 1997, and the year ending December 31, 1996.

(I) These statements are unaudited, and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Reference is made to the Consolidated Financial Statements included in the Company's Annual Report to Shareholders.

     Interim results of operations are not necessarily indicative of the results for a full year.


         Stone & Webster, Incorporated and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
(All dollar amounts, except per share amounts, are in thousands)


Item 2

Results of Operations

For the quarter ended March 31, 1997, Stone & Webster, Incorporated reported net income of $5,568 or $.43 per share, compared with net income of $5,532 or $0.41 per share for the same period in 1996. Operating income for the quarter was $8,802 compared with operating income of $10,215 for the first quarter of 1996. Selling, general, and administrative expense for the segment decreased by $3,207 or 28 percent in the first quarter of 1997 versus the same period in 1996. This decrease is primarily related to the Company's recognition in the first quarter of 1996 of a $1,832 charge related to the expected sublease loss for a vacant floor in the New York Office. Revenue for the quarter was $349,525, an increase of 14 percent over the $305,834 reported in the first quarter of 1996. New orders were $649,935 compared with $715,271 for the first quarter of 1996 and backlog increased to $2,792,801 from $2,487,552 at December 31, 1996.

Components of Earnings per Share for the three months ended March
31 were:

                                              Three Months
                                             Ended March 31,
Earnings per share from:                     1997       1996

Operations                                  $0.22      $0.46
Pension related items                        0.21       0.13
     Earnings per share from ongoing         0.43       0.59
      operations
Divested operations                           ---      (0.18)
Earnings per share                          $0.43      $0.41


Engineering, Construction And Consulting

The Company's Engineering, Construction and Consulting segment reported revenue of $344,686 in the first quarter of 1997, an increase of 14.5 percent from the $301,037 reported for the same period last year. Operating income of $9,990 for the first quarter of 1997 compared to $11,285 in the first quarter of 1996. Operating income for the quarter was below 1996 results because of higher pass-through procurement costs and a larger proportion of revenue from jobs in their early stages of completion compared to last year when additional profit was recorded on various job close-outs and recognition of award fees at contract completion.

New orders for the engineering, construction and consulting segment for the first quarter were $649,935 compared with $715,271 in 1996. Backlog for the quarter increased to $2,792,801 from $2,487,552 at December 31, 1996 and $2,331,234 one year ago.

         Stone & Webster, Incorporated and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
(All dollar amounts, except per share amounts, are in thousands)

Results of Operations (CONTINUED)

Orders and backlog for the three months ended March 31, 1997 and 1996 were:

                               Three Months
                             Ended March 31,
                                                    %Increase
                            1997          1996      (Decrease)

Beginning backlog       $2,487,552    $1,917,000       30 %
Orders                     649,935       715,271       (9)%
Revenue                   (344,686)     (301,037)      15 %

Ending backlog          $2,792,801    $2,331,234       20 %

Major new awards for the quarter include $233,000 for additional work as managing contractor of a grassroots petrochemical complex in Indonesia, $81,000 for engineering, procurement and construction of a fiberboard plant, and $150,000 for engineering and procurement of an international gas fired power facility. Orders are the total of new orders, scope changes and cancellations.

Cold Storage And Related Activities

The Company's Cold Storage segment reported operating income of $1,160 and revenue of $4,839 for the first three months, compared to $1,202 and $4,797 for the same period in 1996.

General Corporate

General Corporate expenses were $2,348 compared to $2,222 in 1996. Interest income, net of interest expense, for the quarter was $403 compared with a net interest expense of $839 in 1996. The improvement is due to the divestiture of the Auburn VPS Partnership which incurred $1,500 of interest expense in the first quarter of 1996.

As of March 31, 1997, the cash and government securities balance was $84,128 compared with $61,893 at December 31, 1996. Total debt was $25,536 compared with $30,917 at the end of 1996. The improvement of $27,616 in net cash/(debt) position is due to an increased focus on working capital management. Operating working capital days outstanding was 21 days on March 31, 1997 compared to 39 days one year ago.


         Stone & Webster, Incorporated and Subsidiaries
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
(All dollar amounts, except per share amounts, are in thousands)


Results of Operations (CONTINUED)


Financial Condition

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, increased by $24,238 during the first three months of 1997. Net cash provided by operating activities of $34,717 reflected a decrease in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized), resulting primarily from an increased focus on working capital management. Operating working capital days outstanding was 21 days on March 31, 1997, compared to 39 days one year ago. Net cash used by investing activities of $1,977 reflects purchases of fixed assets used in the Company's operations offset by maturities of U.S. Government securities. Net cash used by financing activities of $8,502 reflects the payment of dividends, repayment of long-term debt and purchases of common stock under the Company's ongoing share repurchase program as explained in Note F to the consolidated financial statements. Total debt was $25,536 at March 31,1997, compared to $30,917 at year-end 1996.

The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $431,521, of which $165,954 was available at March 31, 1997.

In the third quarter of 1996, the Company recorded a charge of $20,137 to revalue real estate holdings in Boston and New Jersey at fair market value. A letter of intent to purchase the New Jersey property, subject to customary due diligence, was accepted by the Company in April of 1997. The Company does not anticipate any further writedown in connection with the New Jersey property as a result of the transaction terms agreed in this letter of intent.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share (SFAS No. 128). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for EPS and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earning Per Share (IAS 33). The Company will adopt the disclosure requirements of this new accounting standard for this fiscal year. The impact of this accounting standard is immaterial for both the quarter ending March 31, 1997, and the year ending December 31, 1996.