Form 10-Q
period 1997-06-30
STONE & WEBSTER INC
filed 1997-07-31
CIK 94601

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Registrant's Telephone Number (including area code) (617) 589-5111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X.  No      .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock:  12,800,182 shares as of June 30, 1997.

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

      (a) The Annual Meeting of Shareholders of the registrant was held on May 8, 1997.

      (b) At the Annual Meeting, Donna F. Bethell, Kent F. Hansen, Elvin R. Heiberg III and H. Kerner Smith were re-elected as Directors for terms expiring in 2000. The terms of office as Directors of Frank J. A. Cilluffo, David N. McCammon, J. Angus McKee, John P. Merrill, Jr., Bernard W. Reznicek, Edward J. Walsh and Peter M. Wood continued after the meeting.

      (c) At the Annual Meeting, the Shareholders also ratified the selection of the firm of Coopers & Lybrand L.L.P., independent accountants, as auditor of the registrant and its subsidiaries for the year ended December 31, 1997.

      (d) The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

           (1)  Election of Directors.

                                                              Total Votes
                     Nominee             Total Votes For        Withheld

                Donna F. Bethell           10,899,860          1,101,971
                Kent F. Hansen             10,899,371          1,102,460
                Elvin R. Heiberg III       10,898,417          1,103,414
                H. Kerner Smith            10,905,046          1,096,785

                         There were no broker non-votes.

           (2)  Selection of Independent Accountants.

                Total Votes For            11,647,398
                Total Votes Against           220,297
                Total Abstentions             134,136

                         There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibit Index

          (4) Instruments defining the rights of security holders, including indentures - As of June 30, 1997, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $23,464,000 in connection with a mortgage relating to real property for a subsidiary's office building. This agreement is not filed herewith because the amount of indebtedness authorized under such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish a copy of such agreement to the Commission upon request.

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

                       STONE & WEBSTER, INCORPORATED




                       By: THOMAS L. LANGFORD
Dated: July 31, 1997       Thomas L. Langford
                           Executive Vice President
                           (Duly authorized officer and
                            Chief Financial Officer)





                           DANIEL P. LEVY
                           Daniel P. Levy
                           Corporate Controller
                           (Principal Accounting Officer)

                                  ATTACHMENT A


                          Stone & Webster, Incorporated
                                and Subsidiaries

                                      Index

                                                          Page No.

Condensed Financial Statements: (Unaudited)

   Consolidated Statements of Operations -
     Three Months Ended June 30, 1997 and 1996
     Six Months Ended June 30, 1997 and 1996                 6

   Consolidated Balance Sheets -
     June 30, 1997 and December 31, 1996                    7-8

   Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1997 and 1996                 9

   Notes to Consolidated Financial Statements              10-12

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                   13-16

PART 1.  Item 1


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                 1997        1996         1997        1996

Revenue (Note A)               $286,258    $268,708     $635,783    $574,542
Cost of revenue (Note I)        265,199     250,062      597,599     534,151
     Gross profit                21,059      18,646       38,184      40,391
Selling, general and
  administrative expenses
  (Note D)                        8,011      11,178       16,334      22,708
Operating income
  (Notes A and D)                13,048       7,468       21,850      17,683
Other income (deductions)
     Interest income              1,004         612        1,834       1,995
     Interest expense              (445)     (2,193)        (872)     (4,415)
      Other                          43           -           43           -
                                    602      (1,581)       1,005      (2,420)
Income before provision for
  income taxes                   13,650       5,887       22,855      15,263
Income tax provision (Note B)     4,168       2,147        7,805       5,991
Net income (Notes A, B and D)  $  9,482    $  3,740     $ 15,050    $  9,272
Earnings per share
  (Notes D and H)                 $0.74       $0.28        $1.17       $0.69
Dividends declared per share      $0.15       $0.15        $0.30       $0.30

Average number of common
  and common equivalent
  shares outstanding         12,913,000  13,307,000   12,911,000  13,474,000


          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)


                                                    June 30,   December 31,
                                                      1997         1996

Assets
Current Assets:
  Cash and cash equivalents                         $ 90,625     $ 57,887
  U.S. Government securities, at amortized cost,
    which approximates market (Note C)                34,829        4,006
  Accounts receivable, principally trade             244,917      181,900
  Costs and revenue recognized in excess of
    billings                                         134,291      110,023
  Deferred income taxes (Note B)                       8,682       10,275
  Other                                                1,436       30,333
Total Current Assets                                 514,780      394,424
Assets held for sale                                  20,885       20,885
Fixed assets
  At cost, less accumulated depreciation and
    amortization of $159,008 (1996-$154,111)         130,011      127,949
Prepaid pension cost (Note D)                        139,220      129,818
Other assets                                          19,552       18,989

                                                    $824,448     $692,065


          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)

(CONTINUED)

                                                    June 30,   December 31,
                                                      1997         1996

Liabilities and Shareholders' Equity
Current Liabilities:
  Bank loans                                        $      -    $  5,000
  Current portion of long-term debt                    1,697       1,657
  Accounts payable, principally trade                 60,583      76,551
  Billings in excess of costs and revenue
   recognized                                        268,374     103,742
  Accrued liabilities (Note G)                        68,159      91,407
  Accrued taxes                                        6,442       7,164
Total Current Liabilities                            405,255     285,521
Long-term debt                                        23,464      24,260
Deferred income taxes (Note B)                        48,142      43,142
Other liabilities                                     20,726      22,009
Shareholders' Equity (Notes E and F):
  Preferred stock
    Authorized, 2,000,000 shares of no par value;
      none issued                                          -           -
  Common stock
    Authorized, 40,000,000 shares of $1 par
      value; issued, 17,731,488 shares, including
      shares held in treasury                         17,731      17,731
Capital in excess of par value of common stock        50,727      50,480
Retained earnings                                    409,614     398,342
Cumulative translation adjustment                     (2,667)     (2,280)
Common stock in treasury, at cost 4,931,306
  shares (1996-4,896,870)                           (127,275)   (125,724)
Employee stock ownership and restricted stock
  plans                                              (21,269)    (21,416)
Total Shareholders' Equity                           326,861     317,133

                                                    $824,448    $692,065


          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)


                                                          Six Months
                                                        Ended June 30,
                                                      1997          1996

Cash Flows from Operating Activities:
  Net income                                         $15,050     $ 9,272
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    6,677       8,871
      Deferred income taxes                            6,593       3,847
      Prepaid pension cost                            (9,402)     (6,360)
      Amortization of net cost of Employee Stock
        Ownership Plan                                   580         772
      Changes in operating assets and liabilities:
        Accounts receivable                          (63,017)      4,921
        Costs and revenue recognized in excess of
          billings                                   (24,268)    (55,741)
        Accounts payable                             (15,968)     (4,984)
        Billings in excess of costs and revenue
          recognized                                 164,632     (14,779)
        Accrued liabilities                            4,865       7,056
        Other                                         (1,851)        951
  Net cash provided (used) by operating
    activities                                        83,891     (46,174)
Cash Flows from Investing Activities:
  Purchases of U.S. Government securities            (34,509)          -
  Maturities of U.S. Government securities             4,000      47,753
  Purchases of fixed assets                           (8,739)    (12,087)
  Net cash (used) provided by investing
    activities                                       (39,248)     35,666
Cash Flows from Financing Activities:
  Repayments of long-term debt                          (756)    (18,564)
  (Decrease) increase in bank loans                   (5,000)     10,000
  Purchases of common stock for treasury              (2,309)    (19,959)
  Dividends paid                                      (3,840)     (4,072)
  Net cash used by financing activities              (11,905)    (32,595)
Net increase (decrease) in Cash and Cash
  Equivalents                                         32,738     (43,103)
Cash and Cash Equivalents at Beginning of Period      57,887      68,417

Cash and Cash Equivalents at End of Period           $90,625     $25,314


          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)


(A) Revenue and operating income by business segment were the following for the three and six months ended June 30, 1997 and 1996:


                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 1997       1996        1997        1996
Revenue:
  Engineering, construction
    and consulting services   $280,374    $263,712    $625,060    $564,749
  Cold storage and related
    activities                   5,884       4,996      10,723       9,793

    Total revenue             $286,258    $268,708    $635,783    $574,542
Operating income:
  Engineering, construction
    and consulting services   $ 13,697    $  8,669    $ 23,687    $ 19,954
  Cold storage and related
    activities                   2,021       1,250       3,181       2,452
  Other                              -         (78)          -        (128)

                              $ 15,718    $  9,841    $ 26,868    $ 22,278
General corporate expenses      (2,670)     (2,373)     (5,018)     (4,595)

     Total operating income   $ 13,048    $  7,468    $ 21,850    $ 17,683


(B) Stone & Webster, Incorporated and Subsidiaries (the Company) had a valuation allowance of $11,605 at December 31, 1996 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at the end of the second quarter of 1997 was $8,896. The net change in the valuation allowance for the second quarter of 1997 was a decrease of $2,238, due to an increase in the expected realization of certain deferred tax assets and utilization of the foreign net operating loss carryforwards. The valuation allowance at June 30, 1997 is comprised of $4,584 relating to the net operating loss carryforwards for certain of the Company's foreign subsidiaries and $4,312 relating to state net operating loss carryforwards.

(C) U.S. Government securities are debt securities issued by the U.S. Treasury comprised entirely of U.S. Treasury bills and notes, which the Company intends to hold to maturity. These securities have maturity dates of one year or less. The aggregate fair market value of U.S. Government securities at June 30, 1997 and December 31, 1996 was $34,837 and $4,003, respectively, and the amortized cost basis at June 30, 1997 and December 31, 1996, was $34,829 and $4,006, respectively.

(D) Pension related items, which reduced operating costs, were $4,505 and $9,038 for the three and six month periods ended June 30, 1997 compared with $2,949 and $5,944 for the same periods in the prior year. These items increased net income by $2,726, or $0.21 per share, and $5,468, or $0.42 per share, for the three and six month periods ended June 30, 1997 compared with $1,803, or $0.14 per share and $3,635, or $0.27 per share for the same periods in 1996.

                 Stone & Webster, Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)


(CONTINUED)

(E) As of June 30, 1997, options for 208,625 shares were exercisable and 98,000 shares were available for grant under the 1995 Stock Option Plan. The total number of shares in the Plan was increased by 75,000 shares by the Board of Directors on April 21, 1997. Per share option prices ranged from $30.25 to $42.875.

     During the six month period ended June 30, 1997, non- qualified options for 253,000 shares of Common Stock were issued to employees at prices ranging from $32.125 to $42.875, of which 25 percent becomes exercisable on the first anniversary of the date of grant and an additional
     25 percent becomes exercisable on the second, third and fourth anniversaries of the date of grant.

     The following is a summary of the activity in the Company's 1995 Stock Option Plan for the six month period ended June 30, 1997:

       =============================================
                                          1997

       Outstanding January 1,           471,000
       Options granted                  253,000
       Options canceled                  (1,000)
       Options exercised                (26,000)

       Outstanding at June 30,          697,000
      =============================================

     The 1995 Stock Plan for non-employee directors of the Company was terminated effective as of December 31, 1996, by action of the Board of Directors, and a new 1997 Stock Plan for non- employee directors of the Company was adopted effective January 1, 1997. Under the 1997 Stock
     Plan, non-employee directors of the Company will receive grants of Common Stock in payment of part of their annual retainer and may elect to receive director meeting fees in Common Stock. The total number of shares to be issued under the 1997 Stock Plan may not exceed 100,000 shares. Shares issued to non-employee directors during the six month period ended June 30, 1997, totaled 2,707. At June 30, 1997, there were 97,293 shares available for grant.

(F) In July 1995, the Board of Directors of the Company authorized an increase in the share repurchase program from 1 million to 2.5 million shares of Common Stock in open market transactions at prevailing prices. The Company acquired 63,833 shares in the six month period ended June 30, 1997, bringing total purchases to 2,218,637 shares under this program.
     As of June 30, 1997, the Company had 12,800,182 shares outstanding. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

                 Stone & Webster, Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
        (All dollar amounts, except per share amounts, are in thousands)


(CONTINUED)

(G) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payment of amounts, if any, that would have a material adverse effect on the consolidated financial statements.

(H) Earnings per share (EPS) calculations are based on the weighted average number of common and common equivalent shares (stock options) outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for EPS. The Company will adopt the disclosure requirements of this new accounting standard for this fiscal year. The Company believes adoption of the new standard will not have a material impact on earnings per share calculations.

(I) The Company has a noncontrolling interest in an international joint venture formed to execute construction projects, which is accounted for using the equity method. During the second quarter and six months ended June 30, 1997, the Company wrote down its investment in the joint venture to fair value, recognized an anticipated loss of $6,584 ($4,280 after tax, or $0.33 per share) and accrued for certain other liabilities for its share of a project that had been awarded to the joint venture in 1994.

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

Item 2


                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
        (All dollar amounts, except per share amounts, are in thousands)


Results of Operations

For the quarter ended June 30, 1997, Stone & Webster, Incorporated and Subsidiaries (the Company) reported net income of $9,482, or $0.74 per share, compared with net income of $3,740, or $0.28 per share for the same period in 1996. Operating income for the second quarter of 1997 was $13,048 compared with operating income of $7,468 for the second quarter of 1996. Revenue for the second quarter of 1997 was $286,258, an increase of 7 percent over the $268,708 reported in the second quarter of 1996. Improvements in profitability and revenue were the result of increased focus on project profitability through improved project bidding and execution in the Engineering, Construction and Consulting segment. Backlog decreased $36,467, or 1 percent during the second quarter of 1997. New orders in the second quarter of 1997 were $243,908 compared with $731,689 in the same period of 1996. This decrease is due to a second quarter order of $475,000 in 1996.

For the first six months of 1997, the Company reported net income of $15,050, or $1.17 per share, compared with net income of $9,272, or $0.69 per share for the same period in 1996. Operating income for the first six months of 1997 was $21,850 compared with operating income of $17,683 for the first six months of 1996. Revenue for the first six months of 1997 was $635,783, an increase of 11 percent over the $574,542 reported in the same period in 1996. New orders were $893,842 compared with $1,446,960 for the first six months of 1996 and backlog increased to $ 2,756,334 from $2,487,552 at December 31, 1996.

Components of Earnings per Share for the three month and six month periods ended June 30 were:

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
       Earnings per share from:          1997       1996      1997     1996

       Operations                       $0.47      $0.34     $0.69     $0.81

       Pension related items             0.21       0.14      0.42      0.27

       Divested operations               0.06      (0.20)     0.06     (0.39)

           Earnings per share           $0.74      $0.28     $1.17     $0.69

Earnings per share from operations include a reduction in the valuation allowance for deferred tax assets of $1,509 (or $0.12 per share) and the Company's share of the anticipated loss on a contract in an international joint venture on a project awarded to the joint venture in 1994 of $6,584 ($4,280 after tax, or $0.33 per share).

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
        (All dollar amounts, except per share amounts, are in thousands)


Results of Operations (CONTINUED)


Earnings from divested operations in 1997 represent cash distributions of $1,112 ($723 after tax, or $0.06 per share) from the Binghamton Cogeneration Partnership. The Company's investment in the partnership was written off in the fourth quarter of 1996. Losses from divested operations in the quarter and six month period ended June 30, 1996 of $4,503 ($2,703 after tax, or $0.20 per share) and $8,633 ($5,181 after tax, or $0.39 per share) were related to the Auburn VPS Partnership and the Binghamton Cogeneration Partnership.

Engineering, Construction and Consulting

The Company's Engineering, Construction and Consulting segment reported revenue of $280,374 in the second quarter of 1997, an increase of 6.3 percent from the $263,712 reported for the same period last year. This increase is due to continued revenue growth in the Process Business Unit. Operating income of $13,697 for the second quarter of 1997 compared with $8,669 in the same period last year. Increases in profitability and revenue due to the improvements in project bidding and execution were affected by a cash distribution of $1,112 ($723 after tax, or $0.06 per share) from the Binghamton Cogeneration Partnership and the recognition of a loss of $6,584 ($4,280 after tax, or $0.33 per share) representing the Company's share of the anticipated contract loss in an international joint venture.

New orders for the engineering, construction and consulting segment for the second quarter and six months ended June 30, 1997 were $243,907 and $893,842 compared with $731,689 and $1,446,960, respectively, for the same periods in 1996. Backlog increased from $2,487,552 at December 31, 1996 to $2,756,334 at June 30, 1997.

Orders and backlog for the three month and six month periods ended June 30, 1997 and 1996 were:


                               Three Months                Six Months
                              Ended June 30,              Ended June 30,
                            1997          1996          1997          1996
Beginning backlog        $2,792,801    $2,331,234    $2,487,552    $1,917,000
Orders                      243,907       731,689       893,842     1,446,960
Revenue                    (280,374)     (263,712)     (625,060)     (564,749)

Ending backlog           $2,756,334    $2,799,211    $2,756,334    $2,799,211


Major new awards for the quarter ended June 30, 1997 include $55,000 for engineering, procurement and construction of the second stage of an international power station project, $65,000 to provide environmental remediation services as a subcontractor on a Department of Defense contract, $31,000 to provide modifications to a coal handling system for a major domestic utility, and $24,000 to design and build compressor stations for an international gas company. Orders are the net total of new orders, scope changes and cancellations.

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
        (All dollar amounts, except per share amounts, are in thousands)


Results of Operations (CONTINUED)


Cold Storage And Related Activities

The Company's Cold Storage segment reported operating income of $2,021 and $3,181 for the quarter and six months ended June 30, 1997, compared with $1,250 and $2,452 for the same periods in 1996. Revenue was $5,884 and $10,723 for the quarter and six months, respectively, compared with $4,996 and $9,793 for the same periods a year ago. Cold Storage operating results have improved due to the achievement of higher revenue without incurring additional operating expense.

General Corporate and Other Income (Deductions)

General Corporate expenses for the quarter and six months ended June 30, 1997 were $2,670 and $5,018 compared with $2,373 and $4,595 for the same periods in 1996. Interest income, net of interest expense, for the quarter and six months ended June 30 1997 was $559 and $962 compared with a net interest expense of $1,581 and $2,420 for the same periods in 1996. This improvement in interest expense is primarily due to the divestiture of the Auburn VPS Partnership which incurred $1,524 and $3,094 of interest expense for the quarter and six months ended June 30, 1996, respectively.

As of June 30, 1997, the cash and government securities balance was $125,454 compared with $61,893 at December 31, 1996. Total debt was $25,161 compared with $30,917 at the end of 1996. The improvement of $69,317 in net cash position over December 31, 1996, is due to an increased focus on working capital management.

Financial Condition

Cash and cash equivalents, as shown in the Consolidated Statements of Cash Flows, increased by $32,738 during the first six months of 1997. Net cash provided by operating activities of $83,891 resulted from an improvement in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized), resulting primarily from an increased focus on working capital management. Operating working capital days outstanding was 16 days on June 30, 1997, which compared favorably to 61 days one year ago. Net cash used by investing activities of $39,248 primarily reflects purchases of U.S. Government securities and fixed assets used in the Company's operations. Net cash used by financing activities of $11,905 reflects the payment of dividends, repayment of long-term debt and bank loans and purchases of common stock under the Company's ongoing share repurchase program as explained in Note F to the consolidated financial statements. Total debt was $25,161 at June 30, 1997, compared with $30,917 at year-end 1996.

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
        (All dollar amounts, except per share amounts, are in thousands)


Results of Operations (CONTINUED)


The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through working capital lines of credit and revolving credit facilities which total $23,758, all of which was available at June 30, 1997.

The Company is in the process of evaluating and upgrading its computer applications to ensure their functionality with respect to the "year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.