Form 10-Q
period 1997-09-30
STONE & WEBSTER INC
filed 1997-11-06
CIK 94601

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


                            FORM 10-Q



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                         (617) 589-5111
         (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock:  12,828,017 shares as of September 30, 1997.

         Stone & Webster, Incorporated and Subsidiaries

                            Form 10-Q
                              Index

                                                                           Pages

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations (Unaudited):
                    Three Months Ended September 30, 1997 and 1996
                    Nine Months Ended September 30, 1997 and 1996            3

                  Consolidated Balance Sheets:
                    September 30, 1997 (Unaudited) and December 31, 1996    4-5

                  Consolidated Condensed Statements of Cash Flows
                    (Unaudited):
                    Nine Months Ended September 30, 1997 and 1996            6

                  Notes to Consolidated Financial Statements (Unaudited)    7-8

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9-13


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                                   15

PART I.  Financial Information
Item 1.  Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                       Three Months Ended    Nine Months Ended
                                           September 30,       September 30,
                                          1997      1996      1997       1996

Revenue                                $368,216  $282,210  $1,003,999  $856,752
Cost of revenue                         347,908   276,499     945,507   810,650
                                       --------  --------  ----------  --------
        Gross profit                     20,308     5,711      58,492    46,102

Selling, general and administrative
 expenses                                 6,468    54,979      22,802    77,687
                                       --------  --------  ----------  --------
Operating income (loss)                  13,840   (49,268)     35,690   (31,585)
Other income (expense)
     Interest income                      1,059       549       2,893     2,544
     Interest expense                      (430)   (1,745)     (1,302)   (6,160)
     Other                                    -         -          43         -
                                       --------  --------  ----------  --------
        Other income (expense)              629    (1,196)      1,634    (3,616)

Income (loss) before provision
  (benefit) for income taxes             14,469   (50,464)     37,324   (35,201)
Income tax provision (benefit)            5,084   (18,784)     12,889   (12,793)
                                       --------  --------  ----------  --------
Income (loss) before extraordinary
  item                                    9,385   (31,680)     24,435   (22,408)
Extraordinary item, net of taxes              -     6,787           -     6,787
                                       --------  --------  ----------  --------
Net income (loss)                      $  9,385  $(24,893) $   24,435  $(15,621)
                                       ========  ========  ==========  ========
Per share amounts:

Earnings (loss) per share before
  extraordinary item                      $0.71    $(2.37)      $1.88    $(1.68)
                                       ========  ========  ==========  ========
Earnings (loss) per share                 $0.71    $(1.86)      $1.88    $(1.17)
                                       ========  ========  ==========  ========
Dividends declared per share              $0.15    $ 0.15       $0.45    $ 0.45
                                       ========  ========  ==========  ========
Average number of common and common
  equivalent shares outstanding          13,025    13,137      13,030    13,364


          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)


                                                 September 30,     December 31,
                                                     1997              1996
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $  58,459         $ 57,887
  U.S. Government securities, at amortized
    cost, which approximates fair market value       34,644            4,006
  Accounts receivable, principally trade            139,245          181,900
  Costs and revenue recognized in excess of
    billings                                        156,373          110,023
  Deferred income taxes                               7,946           10,275
  Other                                               1,440           30,333
                                                  ---------         --------
     Total current assets                           398,107          394,424

Assets held for sale                                 20,885           20,885
Fixed assets, at cost, less accumulated
  depreciation and amortization of $161,691
  and $154,111, respectively                        130,419          127,949
Prepaid pension cost                                143,735          129,818
Other assets                                         23,061           18,989
                                                  ---------         --------
     Total assets                                  $716,207         $692,065
                                                  =========         ========

          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Continued)
                (Dollars in thousands, except per share amounts)


                                                September 30,      December 31,
                                                    1997               1996
                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                                      $      -          $  5,000
  Current portion of long-term debt                  1,723             1,657
  Accounts payable, principally trade               65,126            76,551
  Billings in excess of costs and revenue
    recognized                                     144,764           103,742
  Accrued liabilities                               67,257            91,407
  Accrued taxes                                      8,457             7,164
                                                  --------          --------
     Total current liabilities                     287,327           285,521

Long-term debt                                      23,042            24,260
Deferred income taxes                               50,058            43,142
Other liabilities                                   19,476            22,009
                                                  --------          --------
     Total liabilities                             379,903           374,932
                                                  --------          --------
Shareholders' equity:
  Preferred stock, no par value
    Authorized: 2,000,000 shares
    Issued:  none                                        -                 -
  Common stock, $1 par value
    Authorized:  40,000,000 shares
    Issued:  17,731,488 shares, including
               shares held in treasury              17,731            17,731
Capital in excess of par value of common stock      51,287            50,480
Retained earnings                                  417,105           398,342
Cumulative translation adjustment                   (3,098)           (2,280)
                                                  --------          --------
                                                   483,025           464,273
                                                  --------          --------
Less:  Common stock held in treasury, at cost
         (4,903,471 and 4,896,870 shares,
         respectively)                             126,685           125,724
       Employee stock ownership and restricted
         stock plans                                20,036            21,416
                                                  --------          --------
                                                   146,721           147,140
                                                  --------          --------
       Total shareholders' equity                  336,304           317,133
                                                  --------          --------
       Total liabilities and shareholders'
         equity                                   $716,207          $692,065
                                                  ========          ========

          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                          Nine Months
                                                      Ended September 30,
                                                       1997         1996

Cash flows from operating activities:
  Net income (loss)                                  $ 24,435     $(15,621)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Restructuring and other charges - contract
        related and operational items                       -       12,377
      Restructuring and other charges - real
        estate writedowns                                   -       30,509
      Depreciation and amortization                     9,776       13,319
      Amortization of net cost of stock plans           1,040        1,036
      Loss on disposition of Auburn VPS Partnership         -        1,254
      Deferred income taxes                             9,245      (10,997)
      Prepaid pension cost                            (13,917)     (10,988)
      Changes in operating assets and liabilities      27,306      (31,305)
                                                      -------     --------
  Net cash provided (used) by operating activities     57,885      (10,416)
                                                      -------     --------
Cash flows from investing activities:
  Purchases of U.S. Government securities             (88,363)      (3,968)
  Proceeds from maturities of U.S. Government
    securities                                         58,178       54,899
  Purchases of fixed assets, net                      (12,698)     (18,369)
                                                      -------     --------
  Net cash (used) provided by investing activities    (42,883)      32,562
                                                      -------     --------
Cash flows from financing activities:
  Repayments of long-term debt                         (1,152)     (19,753)
  (Decrease) increase in bank loans                    (5,000)       1,800
  Purchases of common stock for treasury               (2,618)     (32,995)
  Dividends paid                                       (5,766)      (6,059)
  Payments to Employee Stock Ownership Trust           (1,729)      (4,236)
  Payments received from Employee Stock Ownership
    Trust                                               1,835        4,464
                                                      -------     --------
  Net cash used by financing activities               (14,430)     (56,779)
                                                      -------     --------
Net increase (decrease) in cash and cash
  equivalents                                             572      (34,633)
Cash and cash equivalents at beginning of period       57,887       68,417
                                                      -------     --------
Cash and cash equivalents at end of period            $58,459     $ 33,784
                                                      =======     ========

          See accompanying notes to consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                (Dollars in thousands, except per share amounts)


(A) The accompanying unaudited consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1996 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended
     September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Earnings per share ("EPS") calculations are based on the weighted average number of common and, when appropriate, common equivalent shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement specifies the computation, presentation and disclosure requirements for EPS. The Company will adopt the disclosure requirements of this new accounting standard for this fiscal year. The Company believes adoption of the new standard will not have a material impact on the Company's earnings per share calculations.

(C) Revenue and operating income by business segment for the quarters and nine months ended September 30, 1997 and 1996 were as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                        1997       1996       1997       1996
     Revenue:
      Engineering, construction and
        consulting services           $361,863   $275,999  $  986,923  $840,748
      Cold storage and related
        activities                       6,353      6,211      17,076    16,004
                                      --------   --------  ----------  --------
          Total revenue               $368,216   $282,210  $1,003,999  $856,752
                                      ========   ========  ==========  ========
    Operating income (loss):
      Engineering, construction and
        consulting services           $ 15,075   $(48,386) $   38,762  $(28,432)
      Cold storage and related
        activities                       2,186      2,092       5,367     4,544
      Other                                  -        (35)          -      (163)
                                      --------   --------  ----------  --------
                                        17,261    (46,329)     44,129   (24,051)
      General corporate expenses        (3,421)    (2,939)     (8,439)   (7,534)
                                      --------   --------  ----------  --------
         Total operating income
          (loss)                      $ 13,840   $(49,268) $   35,690  $(31,585)
                                      ========   ========  ==========  ========

                 Stone & Webster, Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
                (Dollars in thousands, except per share amounts)


(D) The Company had a valuation allowance of $11,605 at December 31, 1996 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at the end of the third quarter of 1997 was $8,133. The net decrease in the valuation allowance of $763 for the quarter and $3,472 for the nine months ended September 30, 1997 was principally due to an increase in the expected realization of certain deferred tax assets and utilization of the foreign net operating loss carryforwards. The valuation allowance at September 30, 1997 is comprised of $3,578 relating to net operating loss carryforwards for certain of the Company's foreign subsidiaries and $4,555 relating to state net operating loss carryforwards.

(E) Pension related items, which reduced operating costs, were $4,334 and $13,372 for the quarter and nine months ended September 30, 1997, respectively, compared with $4,462 and $10,406 for the same periods in the prior year, respectively. These items increased net income by $2,622, or $0.20 per share, and $8,090, or $0.62 per share, for the quarter and nine months ended September 30, 1997, respectively, compared with $2,729, or $0.21 per share and $6,364, or $0.48 per share, respectively, for the same periods in 1996. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries.

(F) As of September 30, 1997, options for 175,125 shares were exercisable and 97,750 shares were available for grant under the 1995 Stock Option Plan. The total number of shares in the Stock Option Plan was increased by 75,000 shares by the Board of Directors on April 21, 1997. Per share option prices range from $30.25 to $46.00.

     During the nine month period ended September 30, 1997, non-qualified options for 254,000 shares of common stock were issued to employees at per share option prices which ranged from $32.125 to $46.00, of which 25 percent become exercisable on each of the first four anniversary dates of the grant. Options with respect to 59,500 shares were exercised, including options with respect to 28,500 shares for which the exercise dates were accelerated, and options for 1,750 shares were canceled during the nine month period.

(G) In July 1995, the Board of Directors of the Company authorized an increase in the share repurchase program from 1,000,000 to 2,500,000 shares of common stock in open market transactions at prevailing prices. During the quarter and nine months ended September 30, 1997, the Company purchased 7,013 shares (at a cost of $309) and 70,846 shares (at a cost of $2,618), respectively. As of September 30, 1997, the Company had purchased a total of 2,225,650 shares (at a cost of $73,667) of the 2,500,000 shares authorized to be purchased. The amount and timing of stock repurchases will depend upon market conditions and share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

(H) The Company has a noncontrolling interest in an international joint venture formed to execute construction projects, which is accounted for using the equity method. During the second quarter of 1997, the Company wrote down its investment in the joint venture to fair value, recognized an anticipated loss of $6,584 ($4,280 after tax, or $0.33 per share) and accrued for certain other liabilities for its share of a project that had been awarded to the joint venture in 1994.

(I) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payment of amounts, if any, that would have a material adverse effect on the Company's financial position, results of operations or earnings per share calculations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Stone & Webster, Incorporated and Subsidiaries ("the Company") for the periods noted. This discussion and analysis should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

Results of Operations

For the quarter ended September 30, 1997, the Company reported revenue of $368,216, an increase of 30.5 percent over the $282,210 reported in the same period in 1996. Net income for the quarter ended September 30, 1997 was $9,385, or $0.71 per share, compared with net income of $5,354 from ongoing operations (before restructuring, other charges, asset divestitures and divested operations), or $0.40 per share, for the same period in 1996. Operating income for the quarter ended September 30, 1997 was $13,840 compared with operating income from ongoing operations of $7,121 for the same period in 1996. Including all restructuring, other charges, asset divestitures and divested operations, the net loss for the quarter ended September 30, 1996 was $24,893, or $1.86 per share, and the operating loss was $49,268. Backlog decreased $151,054, or 5.5 percent, during the quarter ended September 30, 1997. New orders of $210,809 for the quarter ended September 30, 1997 compared with $132,919 for the same quarter in 1996.

Revenue for the nine months ended September 30, 1997 was $1,003,999 compared with $856,752 reported for the same period in 1996, an increase of 17.2 percent. Net income from ongoing operations for the nine months ended September 30, 1997 was $23,712, or $1.82 per share, compared with net income of $19,805 from ongoing operations, or $1.48 per share, for the same period in 1996. Including all restructuring, other charges, asset divestitures and divested operations, net income for the nine months ended September 30, 1997 was $24,435, or $1.88 per share, compared with a net loss of $15,621, or $1.17 per share, for the same period in 1996. Operating income from ongoing operations for the first nine months of 1997 was $34,578 compared with operating income from ongoing operations of $30,343 in the comparable period in 1996. Including all restructuring, other charges, asset divestitures and divested operations, operating income for the nine months ended September 30, 1997 was $35,690 compared to an operating loss of $31,585 for the same period in 1996. Backlog increased in the first nine months of 1997 by $117,728 to $2,605,280 but had decreased by $50,851 when compared with the first nine months of 1996. New orders for the first nine months of 1997 were $1,104,651. New orders for the first nine months of 1996 were $1,579,879 which included an order of $475,000 awarded in the second quarter.

Components of earnings per share for the quarters and nine months ended September 30, 1997 and 1996 were:

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
Earnings per share from:                1997       1996        1997       1996

Operations                              $0.51     $ 0.19       $1.20     $ 1.00
Pension related items                    0.20       0.21        0.62       0.48
                                        -----     ------       -----     ------
   Earnings per share from ongoing
     operations                          0.71       0.40        1.82       1.48
Divested operations                         -      (0.12)       0.06      (0.51)
Restructuring, other charges and
  asset divestitures                        -      (2.14)          -      (2.14)
                                        -----     ------       -----     ------
    Earnings (loss) per share           $0.71     $(1.86)      $1.88     $(1.17)
                                        =====     ======       =====     ======

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)
                (Dollars in thousands, except per share amounts)


Earnings per share from operations for the nine months ended September 30, 1997 included a second quarter recognition of an anticipated loss of $6,584 ($4,280 after tax, or $0.33 per share) on an international joint venture contract for a project that had been awarded in 1994 and a second quarter net operating tax loss carryforward benefit in an international subsidiary of $1,509 (or $0.12 per share) as the result of a reduction in the valuation allowance of certain deferred tax assets.

In the third quarter of 1996, the Company announced a restructuring which included a write-down of real estate assets to be sold, provisions for sublease losses, liquidation of the Auburn VPS Partnership assets and other charges. This restructuring resulted in an after tax charge of $28,516, or $2.14 per share. Divested operations in 1996 included operations of the Auburn VPS Partnership and the Binghamton Cogeneration Partnership. Earnings from divested operations in 1997 represent cash distributions of $1,112 ($723 after tax, or $0.06 per share) from the Binghamton Cogeneration Partnership. In addition, during the quarter ended September 30, 1997, the Company entered into agreements to sublease New York office space vacated in prior office consolidations as a result of the restructuring. The expense savings realized in these agreements is expected to exceed $2,300 annually. The loss recognized on executing the sublease agreements was consistent with the provision recorded in the 1996 restructuring.

The following table reconciles operating income and net income, as reported, with both operating income and net income from ongoing operations for the quarters and nine months ended September 30, 1997 and 1996:

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                        1997       1996       1997       1996

Operating income (loss) as reported   $13,840   $(49,268)   $35,690   $(31,585)
Divested operations (a)                     -      1,965     (1,112)     7,504
Restructuring, other charges and
  asset divestitures (a)                    -     54,424          -     54,424
                                      -------   --------    -------   --------
   Operating income from ongoing
     operations                       $13,840   $  7,121    $34,578   $ 30,343
                                      =======   ========    =======   ========

Net income (loss) as reported         $ 9,385   $(24,893)   $24,435   $(15,621)
Divested operations (a)                     -      1,731       (723)     6,910
Restructuring, other charges and
  asset divestitures (a)                    -     28,516          -     28,516
                                      -------   --------    -------   --------
   Net income from ongoing
     operations                       $ 9,385   $  5,354    $23,712   $ 19,805
                                      =======   ========    =======   ========

(a) All reconciling items related to divested operations and restructuring, other charges and asset divestitures pertain to the Company's Engineering, Construction and Consulting segment.

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)
                (Dollars in thousands, except per share amounts)


Engineering, Construction and Consulting

The Company's Engineering, Construction and Consulting segment reported revenue of $361,863 in the third quarter of 1997, an increase of 31.1 percent from the $275,999 reported for the same period last year. The revenue increase in the third quarter of 1997 compared to 1996 has been achieved in the Power and Process Business Units. In the Power Business Unit, an increase in billable service hours and procurement activities on lump-sum, turnkey projects were significant contributors to the revenue increase for the quarter. The Process Business Unit achieved revenue increases due to ongoing performance on several lump-sum, turnkey contracts. Operating income for the third quarter of 1997 was $15,075 compared with operating income from ongoing operations of $8,003 reported for the same period in 1996. Including all restructuring, other charges, asset divestitures and divested operations, the operating loss for the quarter ended September 30, 1996 was $48,386.

For the first nine months of 1997, the Engineering, Construction and Consulting segment had revenue of $986,923, an increase of 17.4 percent over the $840,748 reported in the same period last year. Operating income from ongoing operations for the first nine months of 1997 was $37,650 compared with operating income from ongoing operations of $33,496 for the first nine months of 1996. Including all restructuring, other charges, asset divestitures and divested operations, operating income for the nine months ended September 30, 1997 was $38,762 compared with an operating loss of $28,432 for the same period in 1996.

New orders for the Engineering, Construction and Consulting segment for the quarter and nine months ended September 30, 1997 were $210,809 and $1,104,651 compared with $132,919 and $1,579,879, respectively, for the same periods in 1996. Orders are the net total of new orders, scope changes and cancellations. Consistent with the nature of the Company's businesses, significant new awards can create variability in the Company's awards pattern making future award trends difficult to predict. Backlog increased from $2,487,552 at December 31, 1996 to $2,605,280 at September 30, 1997.

Orders and backlog for the quarters and nine months ended September 30, 1997 and 1996 were:

                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                                1997        1996          1997        1996

Beginning backlog            $2,756,334  $2,799,211    $2,487,552  $1,917,000
Orders                          210,809     132,919     1,104,651   1,579,879
Revenue                        (361,863)   (275,999)     (986,923)   (840,748)
                             ----------  ----------    ----------  ----------
Ending backlog               $2,605,280  $2,656,131    $2,605,280  $2,656,131
                             ==========  ==========    ==========  ==========

Major new awards for the quarter ended September 30, 1997 included a $70,000 contract for engineering, procurement and construction of a medium density fiberboard facility and a $34,000 contract for a natural gas fired combined heat and power plant in the Middle East.

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)
                (Dollars in thousands, except per share amounts)

Cold Storage and Related Activities

The Company's Cold Storage segment reported operating income of $2,186 and $5,367 for the quarter and nine months ended September 30, 1997, compared with $2,092 and $4,544 for the same periods in 1996. Revenue was $6,353 and $17,076 for the quarter and nine months ended September 30, 1997, respectively, compared with $6,211 and $16,004 for the same periods a year ago, respectively. Cold Storage operating results for 1997 have improved due to use of the increased capacity built in the 1996 expansion of the Rockmart, Georgia facility as well as efficiencies realized from the implementation in 1996 of a new information system.

General Corporate Expenses, Other Income (Expenses) and Income Taxes

General corporate expenses for the quarter and nine months ended September 30, 1997 were $3,421 and $8,439, respectively, compared with $2,939 and $7,534, respectively, for the same periods in 1996. Interest income net of interest expense for the third quarter and first nine months of 1997 was $629 and $1,634, respectively, compared with net interest expense of $1,196 and $3,616, respectively, for the same periods in 1996. This improvement in interest expense is primarily due to the divestiture of the Auburn VPS Partnership which incurred $919 and $4,013 of net interest expense for the quarter and nine months ended September 30, 1996, respectively. During the nine months ended September 30, 1997, the tax rate has decreased in accordance with the expected annual earnings mix among domestic and international subsidiaries and due to an increase in the expected realization of certain deferred tax assets and utilization of the foreign net operating loss carryforwards.

Financial Condition

The Company's cash and cash equivalents increased by $572 during the first nine months of 1997. Net cash provided by operating activities of $57,885 resulted from an improvement in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized), resulting primarily from an increased focus on working capital management. Operating working capital days outstanding was 21 days on September 30, 1997, which compared favorably to 45 days one year ago and 33 days on December 31, 1996. Net cash used by investing activities of $42,883 reflects net purchases of U.S. Government securities and fixed assets used in the Company's operations. Net cash used by financing activities of $14,430 primarily reflects the payment of dividends, repayment of long-term debt and bank loans and purchases of common stock under the Company's ongoing share repurchase program as explained in Note G to the consolidated financial statements.

As of September 30, 1997, the cash and government securities balance was $93,103 compared with $61,893 at December 31, 1996. Total debt was $24,765 compared with $30,917 at the end of 1996. The improvement of $37,362 in net cash/(debt) position over December 31, 1996 is a result of the improved working capital position.

The net cash/(debt) position as of September 30, 1997 and December 31, 1996 was as follows:

                                               September 30,      December 31,
                                                   1997              1996

Cash, cash equivalents and U.S. Government
  securities                                     $93,103           $61,893
Long-term debt, including current portion        (24,765)          (25,917)
Bank loans                                             -            (5,000)
                                                 -------           -------
     Net cash/(debt) position                    $68,338           $30,976
                                                 =======           =======

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Continued)
                (Dollars in thousands, except per share amounts)


The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs for the foreseeable future. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through working capital lines of credit and revolving credit facilities which total $8,632, all of which was available at September 30, 1997. The Company is also in the process of renegotiating its line of credit with a domestic financial institution for $15,000. The line of credit agreement expired on September 30, 1997.

Other Accounting Matters

The Company is in the process of evaluating and upgrading its computer applications to ensure their functionality with respect to the "year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

Forward-Looking Information

Any of the comments in this Form 10-Q that refer to the Company's estimated or future results are forward-looking and reflect the Company's current analysis of existing trends and information. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, the uncertain timing of awards and contracts, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights, and increasing competition by foreign and domestic companies.

PART II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K


                 Stone & Webster, Incorporated and Subsidiaries
                        Exhibits and Reports on Form 8-K.


(a) Exhibit Index

    (4) Instruments defining the rights of security holders, including indentures.

         As of September 30, 1997, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $23,042,000, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized lease commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

    (27) Financial Data Schedule.

(b) Reports on Form 8-K

    Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                 Stone & Webster, Incorporated and Subsidiaries

                                    FORM 10-Q


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             STONE & WEBSTER, INCORPORATED




                             By:  THOMAS L. LANGFORD
Dated:  November 6, 1997          Thomas L. Langford
                                  Executive Vice President
                                  (Duly authorized officer and
                                   Chief Financial Officer)





                             By:  DANIEL P. LEVY
                                  Daniel P. Levy
                                  Corporate Controller
                                  (Principal Accounting Officer)