Form 10-K
period 1997-12-31
STONE & WEBSTER INC
filed 1998-03-30
CIK 94601

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


   For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from..........to..........

                         Commission file number 1-1228

                          Stone & Webster, Incorporated
             (Exact name of registrant as specified in its charter)

                  Delaware                           13-5416910
      (State of other jurisdiction of     (IRS Employer Identification No.)
       Incorporation or organization)

              245 Summer Street, Boston, MA                02210
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See Definition of Affiliate in Rule 405.)

$460,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of January 31, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock: 12,820,916 shares as of January 31, 1998.

The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

        Part           Document

        I, II Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report to Shareholders")

         III Proxy Statement in connection with the registrant's 1998 Annual Meeting of Shareholders

                                     PART I

Item 1.  Business.

Registrant was incorporated as a Delaware corporation in 1929. Registrant, through its subsidiaries, is principally engaged in providing professional engineering, construction and consulting services. Subsidiaries of the registrant also own cold storage warehousing facilities in Atlanta and Rockmart, Georgia; own and operate the Stone & Webster office buildings in Boston, Massachusetts, and Houston, Texas; and develop, take ownership interests in and operate projects for which they may provide engineering, construction and other services. Services of the nature inherent in these businesses are provided to clients and customers.

The information relating to the business segments of the registrant required by this Item is hereby incorporated by reference from Note (T) to the consolidated financial statements and from "Management's Discussion and Analysis" in the Financial Information section of the registrant's 1997 Annual Report to Shareholders which are filed herewith in Exhibit (13). This information indicates the amounts of revenues from sales to unaffiliated customers (from which percentage of revenues information is available), operating income and identifiable assets attributable to the registrant's industry segments for the three years ended December 31, 1997.

Engineering, Construction and Consulting Services

Registrant, through its subsidiaries, provides complete engineering, design, construction and full environmental services for power, process, governmental, industrial, transportation and civil works projects. It also constructs from plans developed by others, makes engineering reports and business examinations, undertakes consulting engineering work, and offers information management and computer systems expertise to clients. It also offers a full range of services in environmental engineering and sciences, including complete execution of environmental projects. It remains active in the nuclear power business, for utility and governmental clients, and continues to undertake a significant amount of modification and maintenance work on existing nuclear power plants. In addition, it offers advanced computer systems development services and products in the areas of information systems, systems integration, computer-aided design, expert systems, and database management. It also develops projects in which the registrant or its subsidiaries may take an ownership position and for which other subsidiaries may provide engineering, construction, procurement, management and operation and maintenance services. Comprehensive management consulting and financial services are also furnished for business and industry, including public utility, transportation, pipeline, land development, petroleum and manufacturing companies, banking and financial institutions and government agencies, and appraisals are performed for industrial companies and utilities.

The registrant's engineering, construction and consulting services segment consists of four Divisions which are responsible for marketing and executing projects within a sector on a worldwide basis. Each Division also is accountable for achieving goals established for that market sector. These four Divisions are in the power, process, environmental/infrastructure and industrial sectors. This structure enables the registrant to capitalize on its international relationships, experience and abilities. Where appropriate, lump sum, turnkey contracts are employed as a means of providing comprehensive services. Registrant's engineering, construction and consulting business segment continues to focus on its strengths involving technology, for example, in advanced applications in both refinery and ethylene process work and in development of expert systems.

Cold Storage Services

Modern public cold storage warehousing, blast-freeze and other refrigeration and consolidation services are offered in the Atlanta, Georgia, metropolitan area to food processors and others at three facilities with approximately 24.8 million cubic feet of freezer and controlled temperature storage space, including a facility in Rockmart, Georgia, which has approximately 7.2 million cubic feet of such space. In view of increased demand for services relating to food exports, this subsidiary's strategic plans resulted in the construction of an additional
3.7 million cubic feet of fully racked freezer space in the Rockmart facility during 1996. Offices and processing areas are leased to customers. Comprehensive freezer services are offered to customers. The Rockmart site has sufficient land to allow for future expansion and to make additional space available to food processors. In addition, the facility features direct loading of product onto distribution trucks from railroad cars delivered on two railroad lines which serve the Rockmart plant.

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

Backlog

Backlog figures for the registrant's engineering, construction and consulting services segment historically have not been considered by the registrant to be indicative of any trend in these activities nor material for an understanding of its business. At any given date, the portion of engineering and construction work to be completed within one year can only be estimated subject to adjustments, which can in some instances be substantial, based on a number of factors. Clients frequently revise the scope of the services for which they have contracted with subsidiaries of registrant, especially on projects subject to regulatory approval or which require environmental permitting/licensing. Scope increases and decreases of substantial magnitude are commonplace on such projects and directly affect backlog. Additionally, delays are common and affect the timing of when backlog would be translated into revenues. As a result, the aggregate of such figures in relation to registrant's consolidated revenues could be misleading unless understood in light of the foregoing contingencies. The registrant's backlog information is calculated on the basis of the total value to the registrant's subsidiaries of all services to be rendered under the available contracts plus the value of equipment, material, services and subcontracts for which the contracting subsidiary has overall technical and commercial responsibility. The following backlog information is provided as of December 31, 1997 and December 31, 1996.

The registrant's engineering subsidiaries' backlog as of December 31, 1997 amounted to $2,519.3 million in comparison with $2,487.6 million as of December 31, 1996. New work awards in 1997 were $1,330.9 million. Also see "Revenue, New Orders and Backlog" in the "Management's Discussion and Analysis" in the 1997 comparison with 1996 as incorporated by reference above in this Item 1 from registrant's 1997 Annual Report to Shareholders filed herewith as Exhibit (13). Although the majority of the subsidiaries' contracts may be reduced or canceled by the client at any time, significant reductions in scope are unusual. The slowdown that occurred in the second half of 1997 in the Asian economies is reflected in a decrease in Process Division orders. Work on a grassroots petrochemical project in Indonesia has been suspended pending resolution of financing issues with the client. Substantial work on this contract is unlikely to be restarted until the second half of 1998 at the earliest. This project represents $537.9 million of the current backlog. The backlog at December 31, 1997 includes $661.1 million for contracts awarded but subject to finalization of definitive agreements.

Approximately 31 percent of the total backlog as of December 31, 1997 is expected to be realized within the next year.

In addition, approximately 47 percent of the December 31, 1997 backlog amount is from contracts with international clients.

                                    BACKLOG
               Engineering, Construction and Consulting Services
                            (in Millions of Dollars)


                                     Changes In       Revenue        As of
     As of 12/31/96     New Work       Scope        Recognized*     12/31/97
     --------------     --------     ----------     -----------     --------
       $2,487.6         $1,308.0       $22.9        ($1,299.2)      $2,519.3

   *Revenue Recognized reflects revenues of the engineering, construction and consulting segment.

Backlog figures in the cold storage industry are not provided since, in the registrant's opinion, such information is not necessarily meaningful because of the nature of the food processing, storage and distribution business where repetitive services of short duration are the norm.

Clients

Although registrant's subsidiaries in the engineering, construction and consulting services segment have numerous clients and registrant historically has not had a continuing dependence on any single client, one or a few clients has in the past and may in the future contribute a substantial portion of the registrant's consolidated revenues in any one year or over a period of several consecutive years due to the size of major engineering and construction projects. The registrant's business is not necessarily dependent upon sustaining, and the registrant does not necessarily expect to sustain in future years, the level of revenues contributed by particular clients in any given year or period of consecutive years. Once the subsidiary commences work on a particular project, it is unlikely that the client would terminate the involvement of the subsidiary prior to completion of the project, unless the project itself is canceled or postponed. Historically the registrant's subsidiaries have provided ongoing services to clients following completion of major projects for them. Nonetheless, the registrant must obtain new engineering and construction projects, whether from existing clients or new clients, in order to generate revenues in future years as existing projects are completed.

Consequently, the registrant has not considered the names of clients to be material to investors' understanding of the registrant's business taken as a whole. Stated in terms of total revenues (as described under Backlog, above), which is consistent with registrant's financial reporting in this report, Tennessee Valley Authority accounted for approximately 13 percent of consolidated revenues for 1995. In 1996, the engineering, construction and consulting segment had no client who accounted for more than 10 percent of consolidated revenues. In 1997, one client, PT Trans-Pacific Petrochemical Indotama, accounted for 12 percent of consolidated revenues.

The cold storage and related activities segment had no client who accounted for 10 percent or more of consolidated revenues in 1995, 1996, or 1997.

Environmental Compliance

Compliance by registrant and its subsidiaries with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had, and is expected to have, no material adverse effect upon the capital expenditures, earnings and competitive position of registrant and its subsidiaries. Also see Note (J) to the consolidated financial statements which is incorporated by reference from the "Notes to Consolidated Financial Statements" of the Financial Information section of the registrant's 1997 Annual Report to Shareholders.

The engineering, construction and consulting services segment has benefited from the extensive amount of environmental legislation and regulatory activity now in place because the effect of such regulations on the businesses of the segment's clients has increased the demand for environmental services provided by registrant's subsidiaries. This demand for such services to help clients in their own environmental compliance efforts is expected to continue.

Year 2000 Compliance

The registrant is in the process of evaluating and upgrading its computer applications to ensure their functionality with respect to the "Year 2000" millennium change. At present, the registrant does not anticipate that material incremental costs will be incurred in any single future year. Also see "Other Accounting Matters" in the "Management's Discussion and Analysis" as incorporated by reference above in this Item 1 from registrant's 1997 Annual Report to Shareholders.

Employees

The registrant and its subsidiaries had approximately 6,100 regular employees as of December 31, 1997. In addition, there are at times several thousand craft employees employed on projects by subsidiaries of registrant. The number of such employees varies in relation to the number and size of the projects actually undertaken at any particular time.

Executive Officers of the Registrant

Name                   Age    Position Held                           Held Since
----                   ---    -------------                           ----------
H. Kerner Smith         53    Chairman of the Board                    5/8/97
                              President and Chief Executive Officer    2/12/96
                              Director

Edward J. Walsh         46    Executive Vice President                 8/15/95
                              Director                                 8/31/95

Robert C. Wiesel        47    Executive Vice President                 12/17/96

Thomas L. Langford      56    Executive Vice President                 6/2/97
                              and Chief Financial Officer

James P. Jones          54    Vice President, Secretary                1/27/98
                              and General Counsel

Gerard A. Halpin, III   40    Treasurer                                12/2/96

Daniel P. Levy          49    Corporate Controller                     7/19/95

Peter F. Durning        59    Assistant Secretary                      1/27/98


Each of the executive officers listed above has held executive or administrative positions with the registrant or one or more of its subsidiaries for at least the last five years, except that Mr. Smith, who joined the registrant in February 1996, had been President and Chief Executive Officer of Deutsche Babcock Technologies, Inc. and a managing director of Deutsche Babcock A G during the last five years; Mr. Langford, who joined the registrant in 1997, had been President of the The Parsons Corporation from 1991 to 1996; Mr. Jones, who joined the registrant in 1998, had been Special Counsel with Jones Walker Waechter Poitevent Carrere & Denegre L.L.P. in New Orleans from 1995 to 1997 and Associate General Counsel for Freeport-McMoRan Inc. from 1987 to 1995; Mr. Halpin, who joined the registrant in 1996, had been Assistant Treasurer of General Electric Company since 1991; and Mr. Levy, who joined the registrant in 1995, had been Vice President, Finance and Administration, of Huttig Sash & Door Co. since 1991.

Each officer was elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Shareholders and until his successor is duly elected and qualified. The next Annual Meeting of Shareholders is scheduled to be held May 14, 1998.

Item 2.  Properties.

The important physical properties of registrant and its subsidiaries are as follows:

     A. A 14 story office building with approximately 800,000 square feet of office space at 245 Summer Street, Boston, Massachusetts, which serves as corporate headquarters for the organization and is approximately 60 percent occupied by registrant and its subsidiaries with the balance currently being leased or held for rental to others.

     B. A 6 story office building with approximately 320,000 square feet of office space at 1430 Enclave Parkway, Houston, Texas, which is substantially occupied by subsidiaries of registrant.

     C. Approximately 17.6 million cubic feet of cold storage plant in two facilities in Atlanta, Georgia, and approximately 7.2 million cubic feet of cold storage space in a third facility near Rockmart, Georgia.

     D. In January 1998, a subsidiary of registrant acquired a 21.5 acre site in Laporte, Texas, with 7 permanent buildings comprising approximately 44,000 square feet which are used in connection with the subsidiary's construction business.

Except as specified above, all of the properties listed above are owned in fee by subsidiaries of the registrant. In addition to the foregoing, registrant and its subsidiaries occupy office space in various cities, in premises leased from others for varying periods - both long and short term - the longest of which extends to 2008.

An 8 story office building with approximately 140,000 square feet of office space at 51 Sleeper Street, Boston, Massachusetts was sold in December 1997, and a 6 story office building with approximately 450,000 square feet of office space at 3 Executive Campus, Cherry Hill, New Jersey, which is approximately 25 percent occupied by registrant's subsidiaries, was sold in February 1998.

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

     (b) Registrant and two of its subsidiaries have been named as defendants in two pending legal actions brought by Blackstone Valley Electric Company in January 1994 in the United States District Court for the District of
Massachusetts (along with another company named as a defendant) and in March 1996 in the United States District Court for the District of Rhode Island, and have received other claims from private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These matters relate to business activities which took place generally in the first half of this century. No governmental authority has sought similar redress from registrant or its subsidiaries (except in the case of one subsidiary in limited connection with claims made primarily with respect to clients of that subsidiary) nor has the registrant been determined to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, registrant and its subsidiaries believe that they have valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

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

     (c) Also see Note (J) to the consolidated financial statements as set forth under "Notes to Consolidated Financial Statements" which was incorporated by reference above in Item 1 from registrant's 1997 Annual Report to Shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information required by Item 5 is hereby incorporated by reference from "Market and Dividend Information" of the Financial Information section included in registrant's 1997 Annual Report to Shareholders.

Item 6.  Selected Financial Data.

The information required by Item 6 is hereby incorporated by reference from "Selected Financial Data" of the Financial Information section included in registrant's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is hereby incorporated by reference from "Management's Discussion and Analysis" of the Financial Information section included in registrant's 1997 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A is hereby incorporated by reference from the Financial Condition and Liquidity section of "Management's Discussion and
Analysis" and from Note (A) and Note (R) to the consolidated financial statements of the Financial Information section included in registrant's 1997 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference from the Consolidated Financial Statements of Stone & Webster, Incorporated and Subsidiaries of the Financial Information section included in registrant's 1997 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

The schedule required by Regulation S-X is filed herewith in Exhibit (13).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 with respect to Directors is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Item I of such proxy statement.

See also the section captioned "Executive Officers of the Registrant" under Item 1 of Part I herein.

Item 11.  Executive Compensation.

In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 11 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Item I of such proxy statement, except that the information included therein which is not required to be "filed" in accordance with Regulation S-K,
Item 402(a)(8), including the Report of the Compensation Committee and the Performance Graph, is not incorporated by reference as part of this report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 12 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Item I of such proxy statement.

Item 13.  Certain Relationships and Related Transactions.

In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 13 is not presented here since such information is included in the definitive proxy statement which involves the election of directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Item I of such proxy statement.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of the report:

     1.   Financial Statements and Financial Statement Schedule

          (i) The following items are incorporated by reference from the Financial Information section included in registrant's 1997 Annual Report to Shareholders, filed herewith in Exhibit (13):

          Management's Discussion and Analysis

          Financial Statements:
            Consolidated Statements of Operations for the Three Years Ended
               December 31, 1997
            Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Shareholders' Equity for the Three Years
               Ended December 31, 1997
            Consolidated Statements of Cash Flows for the Three Years Ended
               December 31, 1997
            Notes to Consolidated Financial Statements
          Selected Financial Data
          Market and Dividend Information
          Report of Management
          Business Segment Information

          (ii) Financial Statement Schedule for the Three Years Ended December 31, 1997:

                 II.  Valuation and Qualifying Accounts

          (iii)  Report of Independent Accountants

     2.   Exhibits:

          (3)  Articles of Incorporation and By-laws -

               (i) The Restated Certificate of Incorporation of registrant which appears in Exhibit 3 (a) to registrant's Form 10-K for the fiscal year ended December 31, 1990 is hereby incorporated by reference.

               (ii)   The By-laws of registrant, as amended, are filed herewith.

          (4) Instruments defining the rights of security holders, including indentures -

               (i) As of December 31, 1997, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $22,510,000 principally in connection with mortgages relating to real property for a subsidiary's office building, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

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

               (b)  1995  Stock  Option  Plan of Stone &  Webster,  Incorporated
          (incorporated by reference to Exhibit 4-b to the registrant's Registration Statement on Form S-8 filed on June 22, 1995 (File No. 33-60489)).

               (c) 1997 Stock Plan for Non-employee Directors of Stone & Webster, Incorporated (incorporated by reference to Exhibit 10 (c) to registrant's Form 10-K for the fiscal year ended December 31, 1996).

               (d) Forms of agreements between registrant and fourteen (14) current officers of registrant and its subsidiaries, entered into as of September 1, 1995 and subsequent dates, relating to certain employment arrangements that would become operable only in the event of a "change of control" (as defined in the agreements) and that would have a potential aggregate cost to registrant (assuming compensation levels of September 1, 1995) if triggered as provided in the agreements of less than $5 million (incorporated by reference to Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30, 1995).

               (e) The following forms of agreements with H. Kerner Smith relating to employment with registrant as Chairman, President and Chief Executive Officer are incorporated by reference to Exhibit 10
          (e) to the registrant's Form 10-K for the fiscal year ended December 31, 1995: a form of Employment Agreement filed therewith as Exhibit 10
          (e)(i); a form of Change of Control Employment Agreement filed therewith as Exhibit 10 (e)(ii); and a form of Stock Option Grant filed therewith as Exhibit 10 (e)(iii). An Amendment dated January 15, 1997 to the Employment Agreement (10) (e)(i) is incorporated by reference to Exhibit 10 (e)(iv) of registrant's Form 10-K for the fiscal year ended December 31, 1996.

               (f) Non-employee Director Deferral Plan is filed herewith.

               (g)  Annual   Incentive   Compensation   Plan   (contingent  upon
          Shareholder approval at the registrant's 1998 Annual Meeting of Shareholders) is filed herewith.

               (h)  Long-Term  Incentive   Compensation  Plan  (contingent  upon
          Shareholder approval at the registrant's 1998 Annual Meeting of Shareholders) is filed herewith.

          ______________
          * Exhibits 10 (b) through (h) are compensatory plans, contracts and arrangements in which directors and certain executive officers participate.

     (13)  (i)      1997 Annual Report to Shareholders for the fiscal year ended
           December 31, 1997 (Financial Section) (filed herewith).

           (ii)     Financial Statement Schedule (filed herewith)

           (iii)    Report of Independent Accountants (filed herewith)

     (21)  Subsidiaries of the registrant (filed herewith).

     (23)  Consent of Independent Accountants (filed herewith).

     (24)  (i)      Secretary's Certificate

           (ii)     Powers of Attorney

     (27)  Financial Data Schedule (filed herewith).

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

                           STONE & WEBSTER, INCORPORATED

                           By


                           /s/ THOMAS L. LANGFORD
                           ______________________________________
                           Thomas L. Langford
                           Executive Vice President
                           (Duly Authorized Officer and Chief Financial Officer)


                           /s/ DANIEL P. LEVY
                           ______________________________________
                           Daniel P. Levy
                           Corporate Controller
                           (Principal Accounting Officer)

Date:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                           /s/ H. KERNER SMITH
                           ______________________________________
                           H. Kerner Smith
                           Chairman, President and Chief Executive Officer Director


                           *
                           ______________________________________
                           Edward J. Walsh
                           Executive Vice President
                           Director


                           *
                           _____________________________________
                           Kent F. Hansen
                           Director


                           *
                           _____________________________________
                           Donna F. Bethell
                           Director


                           *
                           _____________________________________
                           Frank J. A. Cilluffo
                           Director


                           *
                           _____________________________________
                           Elvin R. Heiberg III
                           Director


                           *
                           _____________________________________
                           David N. McCammon
                           Director


                           *
                           _____________________________________
                           J. Angus McKee
                           Director


                           ______________________________________
                           John P. Merrill, Jr.
                           Director


                           *
                           _____________________________________
                           Bernard W. Reznicek
                           Director


                           *
                           ______________________________________
                           Peter M. Wood
                           Director


                           *By:  /s/ JAMES P. JONES
                                 __________________________________
                                       James P. Jones
                                       Attorney-In-Fact

                                 EXHIBIT INDEX


No.                                 Exhibit

3 (i)          Restated Certificate of Incorporation (incorporated by reference)

  (ii)         By-Laws (filed herewith)

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

   (b) Material contracts - 1995 Stock Option Plan (incorporated by reference)

   (c) Material contracts - 1997 Stock Plan for Non-employee Directors (incorporated by reference)

   (d)         Material   contracts  -  Form  of  change  of  control  agreement
               (incorporated by reference)

   (e) Material contracts - Forms of agreement with H. Kerner Smith relating to (i) Agreement; (ii) Change of Control Employment Agreement; (iii) Stock Option Grant); and (iv) Amendment to Employment Agreement (each incorporated by reference)

   (f) Material contracts - Non-employee Director Deferral Plan (filed herewith)

   (g)         Material   contracts  -  Annual   Incentive   Compensation   Plan
               (contingent upon Shareholder approval) (filed herewith)

   (h)         Material  contracts  -  Long-Term  Incentive   Compensation  Plan
               (contingent upon Shareholder approval) (filed herewith)

13 (i) 1997 Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Financial Section) (filed herewith).

   (ii)        Financial Statement Schedule (filed herewith)

   (iii)       Report of Independent Accountants (filed herewith)

21             Subsidiaries of the Registrant (filed herewith)

23             Consent of Independent Accountants (filed herewith)

24 (i)         Secretary's Certificate (filed herewith)

   (ii)        Powers of Attorney (filed herewith)

27             Financial Data Schedule (filed herewith)

                                 EXHIBIT 3 (i)

                                    By Laws
                                       Of
                         Stone & Webster, Incorporated

                       (As amended effective May 8, 1997)



                                   ARTICLE I

                                      Name

The name of the corporation (hereinafter referred to as this Corporation) is Stone & Webster, Incorporated.

                                   ARTICLE II

                             Stockholders' Meetings

Meetings of the stockholders may be held in such locations within or without the State of Delaware as shall be designated by the Board of Directors or set forth in the notice of such meeting.

                                  ARTICLE III

                          Annual Stockholders' Meeting

The Annual Meeting of the stockholders of this Corporation shall be held at the time set forth in the notice of such meeting on the second Thursday in May in each year if not a legal holiday, and if a legal holiday, then at the time set forth in said notice on the next succeeding Thursday not a legal holiday. In the event that such Annual Meeting is omitted by oversight or otherwise on the date herein provided for, the Directors shall cause a meeting in lieu thereof to be held as soon thereafter as conveniently may be, and any business transacted or elections held at such meeting shall be as valid as if transacted or held at the Annual Meeting. Such subsequent meeting shall be called in the same manner as provided for Special Stockholders' Meetings.

                                   ARTICLE IV

                         Special Stockholders' Meetings

Special Meetings of the stockholders of this Corporation shall be held whenever called in the manner required by law for purposes as to which there are special statutory provisions and for other purposes whenever called by the Chairman of the Board of Directors or by the President or by the Chairman of the Executive Committee or by vote of the Board of Directors.

                                   ARTICLE V

                        Notice of Stockholders' Meetings

Notice of all stockholders' meetings stating the time and place, and, in the case of Special Meetings, the objects for which such meetings are called, shall be given by the Chairman of the Board of Directors or the President or the Chairman of the Executive Committee or a Vice President or the Secretary or an Assistant Secretary, by mail, to each stockholder of record having voting power in respect of the business to be transacted thereat, at his or her registered address at least ten (10) days prior to the date of the meeting, and the person giving such notice shall make affidavit in relation thereto.

Any meeting at which all stockholders having voting power in respect of the business to be transacted thereat are present, either in person, or by proxy, or of which those not present shall at any time waive or have waived notice in writing, shall be a legal meeting for the transaction of business, notwithstanding that notice has not been given as hereinbefore provided.

                                   ARTICLE VI

                               Waiver of Notices

Whenever any notice whatever is required to be given by these By-laws, or the Restated Certificate of Incorporation of this Corporation, or any of the laws of the State of Delaware, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                  ARTICLE VII

                        Quorum at Stockholders' Meetings

At any meeting of the stockholders, a majority in interest of all the capital stock issued and outstanding and entitled to vote, represented by such stockholders of record in person or by proxy, shall constitute a quorum, but a less interest may adjourn any meeting from time to time and the meeting may be held as adjourned without further notice. When a quorum is present at any meeting, a majority in interest of the stock entitled to vote represented thereat shall decide any question brought before such meeting, unless the question is one upon which by express provision of law or of the Restated Certificate of Incorporation or of these By-laws a larger or different vote is required, in which case such express provision shall govern and control the decision of such question.

                                  ARTICLE VIII

                                Proxy and Voting

Stockholders of record entitled to vote may vote at any meeting either in person or by proxy in writing, which shall be filed with the Secretary of the meeting before being voted. Such proxies shall entitle the holders thereof to vote at any adjournment of such meeting, but shall not be valid after the final adjournment thereof. Stockholders entitled to vote may also be represented by a general power of attorney produced at any meeting until it is revoked. No proxy or power of attorney shall be voted on after three years from its date, unless said proxy or power of attorney provides for a longer period.

                                   ARTICLE IX

                               Board of Directors

A Board of Directors shall be elected by ballot at the Annual Meeting of the stockholders or at any meeting held in place thereof as hereinbefore provided. No director shall be elected by stockholders except by the vote of a majority of all votes entitled to be cast in such election by all of the outstanding shares of all classes of capital stock of the Corporation. The number of Directors of this Corporation shall be eleven (11), but the number may be increased or decreased at any time by amendment of these By-laws adopted by vote of two-thirds of all of the Directors of this Corporation at the time in office or by vote of at least two-thirds of the votes at the time entitled to be cast generally in the election of directors by all of the outstanding shares of all classes of capital stock of the Corporation, provided that the number of Directors shall always be not less than three. Directors need not be stockholders of this Corporation.

The Directors of the Corporation shall be divided into three classes with the number of Directors fixed by or in accordance with the By-laws divided equally so far as possible among the three classes. Except as otherwise provided in
Article XXIII, following adoption of this By-law provision,

     (a) one-third of the number of Directors shall be elected to serve until the 1973 Annual Meeting of the stockholders,

     (b) one-third of the number of Directors shall be elected to serve until the 1974 Annual Meeting of the stockholders,

     (c) one-third of the number of Directors shall be elected to serve until the 1975 Annual Meeting of the stockholders,

and until their successors are duly elected and qualified. At each annual election after the 1972 election, the successors to the Directors of each class whose term shall expire in that year shall be elected to hold office for a term of three years from the date of their election and until their successors are duly elected and qualified. In case of any increase in the number of Directors, the additional Directors shall be distributed among the several classes as nearly equally as possible.

                                   ARTICLE X

                               Power of Directors

The Board of Directors shall have the entire management of the business of this Corporation. In the management and control of the property, business and affairs of this Corporation, the Board of Directors is hereby vested with all the powers possessed by this Corporation itself, so far as this delegation of authority is not inconsistent with the laws of the State of Delaware, with the Restated Certificate of Incorporation of this Corporation, or with these By-laws. The Board of Directors shall have authority from time to time to set apart out of any assets of this Corporation otherwise available for dividends a reserve or reserves as working capital or for any other proper purpose or purposes, and to abolish or add to any such reserve or reserves from time to time as the Board may deem to be in the interests of this Corporation and the Board shall likewise have power to determine in its discretion what part of the assets of this Corporation available for dividends in excess of such reserve or reserves shall be declared in dividends and paid to the stockholders of this Corporation.

                                   ARTICLE XI

                         Executive and Other Committees

The Board of Directors may designate by resolution passed by a majority of the whole Board two or more of its number who shall constitute an Executive Committee, which Committee shall, when the Board of Directors is not in session, have and may, subject to any limitation imposed by the laws of the State of Delaware, exercise any or all of the powers of the Board of Directors in the management of the business and affairs of this Corporation, and have power to authorize the seal of this Corporation to be affixed to all papers which may require it. A Chairman of the Executive Committee (who shall preside at the meetings of the Executive Committee, may call meetings thereof whenever he deems it necessary and shall have such other powers and duties as the Board of Directors shall designate from time to time) shall be appointed by the Board of Directors at the time it designates members of the Executive Committee. The Secretary of this Corporation, or, in his absence, an Assistant Secretary or any other person designated by the Committee, shall act as Secretary of the Committee. The Executive Committee, except as otherwise herein provided, shall fix its own rules of procedure and shall keep a record of its acts and proceedings and report the same from time to time to the Board of Directors. Any vacancy in the Executive Committee shall be filled by the vote of the majority of the whole Board of Directors. The Board of Directors may appoint one or more of its members as ex-officio members of the Executive Committee, who shall have the privilege of attending meetings of the Executive Committee, but who shall not be entitled to vote upon any matters brought before the Executive Committee and shall not be counted as a member of the Executive Committee for the purpose of determining the number necessary to constitute a quorum, or for the purpose of determining whether a quorum is present. Notice of meetings to ex-officio members shall not be deemed to be required under law, the Restated Certificate of Incorporation or these By-laws.

The Board of Directors likewise may appoint from their number or from the stockholders other committees from time to time, the number (not less than two) composing such committees and the powers conferred upon the same to be determined by a vote of the Board of Directors.

                                  ARTICLE XII

                              Directors' Meetings

Regular Meetings of the Board of Directors shall be held at such places within or without the State of Delaware and at such times as the Board by vote may determine from time to time, and if so determined no notice thereof need be given. Special Meetings of the Board of Directors may be held at any time or place either within or without the State of Delaware, whenever called by the Chairman of the Board of Directors, the President, the Chairman of the Executive Committee, a Vice President, the Secretary, an Assistant Secretary or three or more Directors, notice thereof being given to each Director by the Secretary or an Assistant Secretary or officer calling the meeting, or at any time or place without formal notice, provided all the Directors are present or waive notice thereof as provided in Article VI hereof. Notice of Special Meetings, stating the time and place thereof, shall be given by mailing the same to each Director at his residence or business address at least two days before the meeting, or by delivering the same to him personally or telephoning or telegraphing the same to him at his residence or business address at least one day before the meeting, unless, in case of exigency, the Chairman of the Board of Directors or the President or the Chairman of the Executive Committee or in their absence the Secretary shall prescribe a shorter notice to be given personally or by telephoning or telegraphing each Director at his residence or business address. Such Special Meetings shall be held at such times and places as the notice thereof or waiver shall specify.

                                  ARTICLE XIII

                         Quorum at Directors' Meetings

One-third of the number of Directors, but not less than four members of the Board of Directors, shall constitute a quorum for the transaction of business, but a less number may adjourn any meeting from time to time and the meeting may be held as adjourned without further notice. When a quorum is present at any meeting a majority of the members present thereat shall decide any question brought before such meeting, except as otherwise provided by law, by the Restated Certificate of Incorporation or by these By-laws.

                                  ARTICLE XIV

                                    Officers

The officers of this Corporation shall be a Chairman of the Board of Directors, a President, one or more Vice Presidents, a Secretary and a Treasurer. The officers shall be elected by the Board of Directors at the first meeting after the Annual Meeting of the stockholders, and a meeting may be held without notice for this purpose immediately after the Annual Meeting of the stockholders and at the same place.

                                   ARTICLE XV

                            Eligibility of Officers

The Chairman of the Board of Directors and the President may, but need not, be a stockholder but shall be a Director of this Corporation. The Vice Presidents, Secretary, Treasurer and such other officers as may be elected or appointed may, but need not, be stockholders or Directors of this Corporation. Any person may hold more than one office provided the duties thereof can be consistently performed by the same person, provided, however, that no one person shall, at the same time, hold the three offices of President or Vice President and Secretary and Treasurer.

                                  ARTICLE XVI

                         Additional Officers and Agents

The Board of Directors, at its discretion, may appoint a Corporate Controller, one or more Assistant Corporate Controllers, one or more Assistant Treasurers, and one or more Assistant Secretaries, and such other officers or agents as it may deem advisable, and prescribe the duties thereof.

                                  ARTICLE XVII

                       Chairman of the Board of Directors

The Chairman of the Board of Directors shall be the chief executive officer of this Corporation, and, as such, shall have supervision of its policies, business, and affairs, and such other powers and duties as are commonly incident to the office of the chief executive officer. He shall preside at the meetings of the Board of Directors and may call meetings of the Board of Directors and of any committee thereof whenever he deems it necessary, and he shall call to order and act as chairman of all meetings of the stockholders of this Corporation. In addition, he shall have such other powers and duties as the Board of Directors shall designate from time to time. The Chairman of the Board of Directors, unless some other person is thereunto specifically authorized by vote of the Board of Directors, shall have power to sign all certificates of stock, bonds, deeds and contracts of this Corporation.

                                 ARTICLE XVIII

                                   President

The President shall have such powers and duties as are commonly incident to his office. He shall also have such other powers and duties as the Board of Directors or the Chairman of the Board of Directors shall designate from time to time. He may call meetings of the Board of Directors and of any committee thereof whenever he deems it necessary. The President, unless some other person is thereunto specifically authorized by vote of the Board of Directors, shall have power to sign all certificates of stock, bonds, deeds and contracts of this Corporation.

                                  ARTICLE XIX

                                Vice Presidents

The Vice Presidents shall each possess such powers and perform such duties, in addition to those expressly provided herein, as the Board of Directors may from time to time determine.

                                   ARTICLE XX

                                   Secretary

The Secretary shall keep accurate minutes of all meetings of the stockholders, the Board of Directors and the Executive Committee, respectively, shall perform all the duties commonly incident to his office, and shall perform such other duties and have such other powers as the Board of Directors shall designate from time to time. The Secretary shall have power, together with the Chairman of the Board of Directors, the President or a Vice President, to sign certificates of stock of this Corporation. In his absence at any meeting an Assistant Secretary or a Secretary Pro Tempore shall perform his duties thereat. The Secretary, any Assistant Secretary and any Secretary Pro Tempore shall be sworn to the faithful discharge of their duties.

                                  ARTICLE XXI

                                   Treasurer

The Treasurer, subject to the order of the Board of Directors, shall have the care and custody of the moneys, funds, valuable papers and documents of this Corporation (other than his own bond which shall be in the custody of the President) and shall have and exercise, under the supervision of the Board of Directors, all the powers and duties commonly incident to his office, and shall, if required by the Board of Directors, give bond in such form and with such sureties as it may require. He shall deposit all funds of this Corporation in such bank or banks, trust company or trust companies or with such firm or firms doing a banking business, as the Directors shall designate and shall have power to borrow from time to time at his discretion moneys for the corporate needs of this Corporation and cause to be issued as evidence thereof notes of this Corporation. He may endorse for deposit or collection all checks, notes, et cetera, payable to this Corporation or to its order, may accept drafts on behalf of this Corporation, and, together with the President or a Vice President, may sign certificates of stock. All the property in his possession, shall be subject at all times to the inspection and control of the Board of Directors. The Treasurer shall be subject in every way to the order of the Board of Directors.

All checks, drafts, notes, bonds, or other obligations for the payment of money shall be signed by the Treasurer and/or such other officer or officers, agent or agents, as the Board of Directors shall by resolution direct. The Board of Directors may, in its discretion, also provide by resolution for countersignature or registration of checks, drafts, notes and/or bonds of this Corporation. Checks for the total amount of any pay roll may be drawn in accordance with the foregoing provisions and deposited in a special fund. Checks upon this fund may be drawn by such person as the Treasurer shall designate and need not be countersigned.

                                  ARTICLE XXII

                              Corporate Controller

The  Corporate   Controller  shall  keep  accurate  books  of  account  of  this
Corporation's transactions which shall be the property of this Corporation, subject at all times to the inspection and control of the Board of Directors, shall perform all the duties commonly incident to the office, and shall perform such other duties and have such other powers as the Board of Directors shall designate from time to time.

                                 ARTICLE XXIII

                           Resignations and Removals

Any Director, officer or agent of this Corporation may resign at any time by giving written notice to the Board of Directors or to any elected officer of this Corporation and any member of any committee may resign by giving written notice either as aforesaid or to the committee of which he is a member or the chairman thereof. Any such resignation shall take effect at the time specified therein or, if the time be not specified, upon receipt thereof; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Any Director may be removed from office, but only for cause, at a meeting called for the purpose and by the affirmative approval of holders of shares of capital stock of the Corporation entitled to cast at least a majority of the votes at the time entitled to be cast generally in the election of directors by all of the outstanding shares of all classes of capital stock of the Corporation, considered for the purposes of this paragraph of this Article as one class; provided, however, that if the Board of Directors, by vote of two-thirds of all the Directors then in office, shall have recommended removal of a Director, then stockholders may remove such Director from office by the foregoing procedure without cause. If any Director shall be removed pursuant to this paragraph of this Article, then the stockholders of the Corporation may, at the meeting at which such removal is effected, elect his successor.

The Board of Directors, by vote of not less than a majority of all the Directors of the Corporation at the time in office, may remove from office any officer, agent or member of any committee, elected or appointed by it.

                                  ARTICLE XXIV

                                   Vacancies

If the office of any Director, one or more, becomes vacant by reason of death, resignation, removal, disqualification or otherwise, then (except where such vacancy results from removal and is filled by the stockholders as provided in the Restated Certificate of Incorporation) the Directors at the time in office may, by vote of a majority of the Directors then in office, elect a successor or successors who shall hold office for the unexpired term, and even if there be less than a quorum of the Directors at the time in office, said Directors may by a majority vote elect a successor or successors who shall hold office for the unexpired term. Vacancies in the Board of Directors may be filled for an unexpired term by the stockholders having voting power at a meeting of the stockholders called for that purpose, by the vote required in Article IX hereof, unless such vacancy shall have been filled by the Directors in the manner provided in this Article. Vacancies resulting from an increase in the number of Directors shall be deemed to be vacancies to be filled in the manner provided in this Article.

If the office of any officer or agent, one or more, becomes vacant for any of the aforesaid reasons, the successor or successors shall be elected or appointed by the Board of Directors.

This Article may not be amended or repealed except by the affirmative approval of holders of shares of capital stock of the Corporation entitled to cast at least two-thirds of the votes at the time entitled to be cast generally in the election of directors by all of the outstanding shares of all classes of capital stock of the Corporation, considered for the purposes of this Article as one class, or by resolution adopted by a vote of two-thirds of all the Directors of the Corporation at the time in office.

                                  ARTICLE XXV

                                 Capital Stock

The maximum amount of capital stock shall be as fixed in the Restated Certificate of Incorporation or in any lawful amendments thereto from time to time.

                                  ARTICLE XXVI

                             Certificates of Stock

Every stockholder shall be entitled to a certificate or certificates of the capital stock of this Corporation in such form as may be prescribed by the Board of Directors, duly numbered and setting forth the number and kind of shares. Such certificates shall be signed by the Chairman of the Board of Directors, the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary. The Board of Directors may also appoint one or more Transfer Agents and/or Registrars for its stock of any class or classes and may require stock certificates to be countersigned by one or more of them. If certificates of capital stock of this Corporation are manually signed by the Registrar, the signatures thereon of the Transfer Agent and of the Chairman of the Board of Directors, or the President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, of this Corporation, may be facsimiles, engraved or printed. Any provisions of these By-laws with reference to the signing of stock certificates shall include in cases above permitted, such facsimile signatures. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates, shall cease to be such officer or officers of this Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by this Corporation, such certificate or certificates may nevertheless be adopted by the Board of Directors of this Corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer or officers of this Corporation.

                                 ARTICLE XXVII

                               Transfer of Stock

Shares of stock may be transferred by delivery of the certificate accompanied either by an assignment in writing on the back of the certificate or by a written power of attorney to sell, assign and transfer the same on the books of this Corporation, signed by the person appearing by the certificate to be the owner of the shares represented thereby, and shall be transferable on the books of this Corporation upon surrender thereof so assigned or endorsed. The person registered on the books of this Corporation as the owner of any shares of stock shall exclusively be entitled as the owner of such shares to receive dividends and to vote as such owner, in respect thereof. It shall be the duty of every stockholder to notify this Corporation of his post office address.

                                 ARTICLE XXVIII

                                 Transfer Books

The Board of Directors shall have power to close the stock transfer books of this Corporation for a period not exceeding sixty (60) days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect; provided, however, that in lieu of closing the stock transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding sixty (60) days preceding the date of any meeting of stockholders or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of this Corporation after any such record date fixed as aforesaid. Except where the transfer books of the Corporation shall have been closed or a date shall have been fixed as a record date for the determination of the stockholders entitled to vote, as hereinbefore provided, no share of stock shall be voted on at any election for Directors which shall have been transferred on the books of the Corporation within twenty
(20) days next preceding such election of Directors.

                                  ARTICLE XXIX

                              Loss of Certificates

In case of the loss, mutilation or destruction of a certificate of stock, a duplicate certificate may be issued upon such terms as the Board of Directors shall prescribe.

                                  ARTICLE XXX

                                      Seal

The seal of this Corporation shall consist of a flatfaced circular die with the words and figures "Stone & Webster, Incorporated Corporate Seal 1929 Delaware" cut or engraved thereon.

                                  ARTICLE XXXI

                               Books and Records

Unless otherwise expressly required by the laws of Delaware, the books and records of this Corporation may be kept outside of the State of Delaware at such places as may be designated from time to time by the Board of Directors.

                                 ARTICLE XXXII

                              Voting of Stock Held

Unless otherwise provided in the Restated Certificate of Incorporation of this Corporation or by resolution of the Board of Directors, the Chairman of the Board of Directors or the President may from time to time appoint an attorney or attorneys or agent or agents of this Corporation, in the name and on behalf of this Corporation to cast the votes which this Corporation may be entitled to cast as a stockholder or otherwise in any other corporation or association, any of whose stock or securities may be held by this Corporation, at meetings of the holders of the stock or other securities of such other corporations or associations, or to consent in writing to any action by any such other corporation or association, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed on behalf of this Corporation and under its corporate seal, or otherwise, such written proxies, consents, waivers or other instruments as he may deem necessary or proper in the premises; or the President, or his attorney or agent, may attend any meeting of the holders of stock or other securities of any such other corporation or association and thereat vote or exercise any or all other powers of this Corporation as the holder of such stock or other securities of such other corporation or association.

                                 ARTICLE XXXIII

                                   Amendments

Except as otherwise expressly provided in a By-law adopted by the stockholders at the time having voting power, all By-laws of this Corporation shall be subject to amendment or repeal, and new By-laws may be adopted, either by the affirmative approval of holders of shares of capital stock of the Corporation entitled to cast at least a majority of the votes at the time entitled to be cast generally in the election of directors by all of the outstanding shares of all classes of capital stock of the Corporation, considered for the purposes of this Article as one class, given at an Annual Meeting or at any Special Meeting, provided notice of the proposed amendment or repeal or of the proposed new By-laws be included in the notice of such meeting, or by the affirmative vote of a majority of all of the Directors of the Corporation at the time in office given at a regular or special meeting of the Board of Directors, provided notice of the proposed amendment or repeal or of the proposed new By-laws be included in the notice of such meeting or waiver thereof or all of the Directors at the time in office be present at such meeting. Except as aforesaid, By-laws made or amended by the stockholders or by the Board of Directors shall be subject to amendment or repeal by the stockholders entitled to vote or by the Board of Directors.

                                 EXHIBIT 10 (f)

                       Non-Employee Director Deferral Plan


Contents

Article 1.      Establishment, Purpose, and Duration

Article 2.      Definitions

Article 3.      Administration

Article 4.      Eligibility and Participation

Article 5.      Deferral of Retainers and Fees

Article 6.      Participants' Accounts

Article 7.      Stock Units

Article 8.      Amendment, Modification, and Termination

Article 9.      Miscellaneous

Article 1.  Establishment, Purpose, and Duration

     1.1 Establishment of the Plan. Stone & Webster, Incorporated hereby establishes a deferred compensation plan to be known as the "Stone & Webster, Incorporated Non-employee Director Deferral Plan" (the "Plan"), as set forth in this document. The Plan provides for the deferral of compensation and acquisition of Stock Units by Non-employee Directors, subject to the terms and provisions set forth herein.

     Upon approval by the Board of Directors of the Company, the Plan shall become effective as of January 1, 1998 (the "Effective Date"), and shall remain in effect as provided in Section 1.3 herein.

     1.2 Purpose of the Plan. The purpose of the Plan is to promote the achievement of long-term objectives of the Company by linking the personal interests of Non-employee Directors to those of the Company's shareholders and to attract and retain Non-employee Directors of outstanding competence.

     1.3 Duration of the Plan. The Plan shall commence on January 1, 1998 and shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article 8.

Article 2.  Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below and, when the defined meaning is intended, the initial letter of the word is capitalized:

          (a) "Board" or "Board or Directors" means the Board of Directors of the Company.

          (b)  "Cash  Deferral   Account"   means  the  cash  deferral   account
               established for each Participant in accordance with Section 6.4 of the Plan.

          (c) "Committee" means the Compensation Committee of the Board of Directors of the Company or any other committee appointed by the Board to administer the Plan.

          (d) "Company" means Stone & Webster, Incorporated, the present Delaware corporation, and any successor by merger, consolidation, or otherwise.

          (e)  "Crediting Rate" means the daily average for the preceding twelve
               (12) calendar quarters of the prime interest rate as announced from time to time by The Chase Manhattan Bank, N.A. at its New York City office as its prime commercial lending rate plus 1.00 percent.

          (f) "Deferrals" means, individually or collectively, amounts deferred under this Plan.

          (g) "Director" means any individual who is a member of the Board of Directors of the Company.

          (h) "Fair Market Value" shall mean the average of the highest and lowest quoted selling prices for Shares on the relevant date, or if there is no sale on such date, than on the last previous day on which a sale was reported.

          (i) "Non-employee Director" means any individual who is a member of the Board of Directors of the Company whose arrangements with the Company provide for him or her to receive fees for serving as a Director.

          (j) "Participant" means a Non-employee Director of the Company who has an outstanding Deferral under the Plan.

          (k) "Shares" means the Common Stock of the Company, par value one dollar ($1.00) per share.

          (l) "Stock Unit Account" means the stock unit account established for each Participant in accordance with Section 6.1 of the Plan.

          (m) "Subsidiary" means (a) a corporation a majority of whose outstanding stock entitled to elect a majority of its Board of Directors is at the time owned by the party in question and/or by a subsidiary or subsidiaries of such a party, and (b) a corporation a substantial amount of the stock of which the Company or its Subsidiaries owns or has an option to acquire.

Article 3.  Administration

     3.1 General. The Plan shall be administered by the Compensation Committee of the Board, or by any other Committee appointed by the Board for purposes of administering this Plan. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board of Directors. Any Committee administering the Plan shall be comprised entirely of Directors. Members of the Committee can participate in this Plan. The Committee shall have the authority to delegate administrative duties to officers, Employees, or Directors of the Company.

     3.2 Administration by the Committee. The Committee shall have the full power, discretion, and authority to interpret and administer the Plan in a manner which is consistent with the Plan's provisions. However, in no event shall the Committee have the power to determine Plan eligibility, or to determine the number, the value, the vesting period, or the timing of Deferrals to be made under the Plan (all such determinations being automatic pursuant to the provisions of the Plan).

     3.3 Decisions Binding. All determinations and decisions made by the Committee pursuant to the Plan, and all related orders or resolutions of the Board shall be final, conclusive, and binding on all persons, including the Company, its shareholders, employees, Participants, and their estates and beneficiaries.

Article 4.  Eligibility and Participation

Persons eligible to participate in the Plan are limited to Non-employee Directors who are serving on the Board on the date of each scheduled Deferral under the Plan.

Article 5.  Deferral of Retainers and Fees

     5.1 Deferral of Retainers and Fees. During the term of this Plan, any Non-employee Director may elect to defer all or a portion of his or her annual retainer, meeting fees, or other fees paid in connection with Board service to a Cash Deferral Account or a Stock Deferral Account; provided, however, that the Share portion of the annual retainer may only be deferred into Stock Units. Such election to defer compensation shall be subject to the provisions of this
Article 5.

     5.2 Deferral Elections. Any deferral election under Section 5.1 shall be made by a date designated by the Committee prior to the calendar year in which such payments would otherwise be made. New Non-employee Directors shall make such election within thirty (30) days of their original election to the Board. Each such election may pertain to more than one (1) year of scheduled payments. All deferral elections shall be irrevocable, and shall be made on an "Election to Defer Form," as described herein. Participants shall make irrevocable elections on the initial and each subsequent "Election to Defer Form" as to:

          (a) The amount to be deferred with respect to each component of compensation for the relevant calendar year; and

          (b) The portion of such amount to be deferred to the Stock Account and the portion of such amount to be deferred to the Cash Account.

     5.3 Number of Stock Units. The number of Stock Units to be granted in connection with an election pursuant to this Article 5 shall equal the cash portion of the retainer and fees elected by the Participant to be deferred into Stock Units, divided by the Fair Market Value of a Share on the date of the scheduled payment of the amount deferred.

     5.4 Vesting of Deferrals. All Deferrals under this Article 5 shall be one hundred percent (100 percent) vested at the time of such deferral.

     5.5 Length of Deferral. Except as otherwise provided herein, all Deferrals hereunder and investment return thereon shall be maintained in deferred status until the respective Participant's termination of services on the Board.

     5.6 Financial Hardship. The Board shall have the authority to alter the timing or manner of payment of deferred amounts in the event that the Participant establishes, to the satisfaction of the Board, severe financial hardship. In such event, the Board may, in its sole discretion:

          (a) Authorize the cessation of Deferrals by such Participant under the Plan; or

          (b) Provide that all, or a portion, of any previous Deferrals by the Participant shall immediately be paid in a lump-sum cash payment; or

          (c) Provide for such other payment schedule as deemed appropriate by the Board under the circumstances.

     For purposes of this Section 5.6, "severe financial hardship" shall mean any financial hardship resulting from extraordinary and unforeseeable circumstances arising as a result of one or more recent events beyond the control of the Participant. In any event, payment may not be made to the extent such emergency is or may be relieved: (i) through reimbursement or compensation by insurance or otherwise; (ii) by liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship; and (iii) by cessation of Deferrals under the Plan. Withdrawals of amounts because of a severe financial hardship may only be permitted to the extent reasonably necessary to satisfy the hardship. Examples of what are not considered to be severe financial hardships include the need to send a Participant's child to college or the desire to purchase a home.

     The severity of the financial hardship shall be judged by the Board. The Board's decision with respect to the severity of financial hardship and the manner in which, if at all, the Participant's future Deferral opportunities shall be ceased, and/or the manner in which, if at all the payment of deferred amounts to the Participant shall be altered or modified, shall be final, conclusive, and not subject to appeal.

Article 6.  Participants' Accounts

     6.1 Stock Unit Account. A Stock Account shall be established and maintained by the Company for each Participant who makes a Deferral thereto under the Plan. Each Stock Unit Account shall be credited as of the date the amount deferred otherwise would have become due and payable to the Participant with an amount elected by the Participant in accordance with Section 5.2. That amount will be converted to Shares using the Fair Market Value on the date of credit. Dividend equivalents on Shares in the Stock Account shall be converted to Shares based upon the value of a Share on the dividend payment date. Each Stock Account is maintained solely for accounting purposes, and shall not require a segregation of any Company assets.

     6.2 Form and Amount of Payout of the Stock Account. Shares will be paid out of the Stock Account in Shares provided that fractional Shares standing to the Stock Account shall be paid in cash at Fair Market Value on the payment date.

     6.3. Timing of Payout of Stock Unit Account. Stock Units acquired under the Plan shall be paid out upon the termination of a Non-employee Director's service on the Board of Directors. The payout of these Deferrals shall be made in ten
(10) annual installment unless the Participant elects prior to the date one year prior to the termination of the Non-employee Director's service on the Board to receive such payout in the form of either a single lump-sum payout or in five
(5) annual installments. Such election shall be in the form and manner designated by the Board.

     6.4 Cash Deferral Account. A cash deferral account (the "Cash Deferral Account") shall be established and maintained by the Company for each Participant that makes a cash deferral under the Plan. Each Cash Deferral Account shall be credited as of the date the amount deferred otherwise would have become due and payable to the Participant with a Deferral amount elected by the Participant to be designated in cash in accordance with Section 5.2 and shall be credited to reflect the interest return thereon. The establishment and maintenance of such Cash Deferral Accounts, however, shall not be construed as entitling any Participant to any specific assets of the Company.

     6.5 Investment Return on Cash Deferral Accounts. The rate of interest on amounts in the Cash Deferral Accounts for 1998 and subsequent calendar years shall be the Crediting Rate as calculated on the final day of each calendar quarter or such other rate as the Committee shall determine prior to the calendar quarter for which the Crediting Rate would be applicable.

     Each Participant's Cash Deferral Account shall be credited on the last day of each calendar quarter, with earnings thereon, such earnings based upon the actual returns achieved on deferred amounts pursuant to investment elections of each Participant. Investment return on deferred amounts shall be paid out to Participants at the same time and in the same manner as the underlying deferred amounts.

     6.6 Form and Timing of Payout of Cash Deferral Accounts. Cash Deferral Accounts shall be paid out in cash. The payout of a Participant's Cash Deferral Account shall be made in ten (10) annual installment unless the Participant elects prior to the date one year prior to the termination of the Non-employee Director's service on the Board to receive such payout in the form of either in a single lump-sum payout or in five (5) annual installments. Such election shall be made in the form and manner designated by the Board.

Article 7.  Stock Units

     7.1 Value of Stock Units. Each Stock Unit shall have an Initial Value that is equal to the Fair Market Value of one Share as of the date such Units are deemed to be acquired. Subsequent to such date of acquisition, the value of each Stock Unit shall change in direct relationship to changes in the Fair Market Value of a Share.

     7.2 Dividend Equivalents. Dividend equivalents shall be earned on Stock Units provided under this Plan. Such dividend equivalents shall be converted into an equivalent amount of Stock Units based upon the value of a Stock Unit on the date the dividend equivalents are converted into Stock Units. The converted Stock Units will be fully vested upon conversion.

Article 8.  Amendment, Modification, and Termination

     8.1 Amendment, Modification, and Termination. Subject to the terms set forth in this Section 8.1, the Board may terminate, amend, or modify the Plan at any time and from time to time.

     8.2 Previous Deferrals. Unless required by law, no termination, amendment, or modification of the Plan shall in any material manner adversely affect any Deferral previously made under the Plan, without the written consent of the applicable Participant.

Article 9.  Miscellaneous

     9.1 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular and the singular shall include the plural.

     9.2 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

     9.3 Beneficiary Designation. Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in the event of his or her death. Each designation will revoke all prior designations by the same Participant, shall be in a form prescribed by the Board, and will be effective only when filed by the Participant in writing with the Board during his or her lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

     9.4 No Right of Nomination. Nothing in the Plan shall be deemed to create any obligation on the part of the Board to nominate any Director for reelection by the Company's shareholders.

     9.5 Shares Available. The Shares delivered under the Plan may be either authorized but unissued Shares, or Shares which have been or may be reacquired by the Company, as determined from time to time by the Board.

     9.6 Successors. All obligations of the Company under the Plan with respect to Deferrals hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

     9.7  Requirements of Law.  Deferrals under the Plan shall be subject to all
applicable  laws,  rules,  and  regulations,   and  to  such  approvals  by  any
governmental agencies or national securities exchanges as may be required.

     9.8 Governing Law. The Plan, and all agreements hereunder, shall be construed in accordance with and governed by the internal, substantive laws of the State of Delaware.

                                 EXHIBIT 10 (g)

                       Annual Incentive Compensation Plan


Contents

Article 1.      Establishment and Purpose                                   A-2

Article 2.      Definitions                                                 A-2

Article 3.      Administration                                              A-6

Article 4.      Eligibility and Participation                               A-6

Article 5.      Award Determination                                         A-7

Article 6.      Payment of Final Awards                                     A-8

Article 7.      Termination of Employment                                   A-8

Article 8.      Covered Employees                                           A-9

Article 9.      Rights of Participants                                      A-11

Article 10.     Beneficiary Designation                                     A-11

Article 11.     Change of Control                                           A-12

Article 12.     Amendments                                                  A-12

Article 13.     Miscellaneous                                               A-12

Article 1.  Establishment and Purpose

     1.1 Establishment Of The Plan. Stone & Webster, Incorporated, a Delaware corporation (the "Company"), hereby establishes an annual incentive compensation plan to be known as "The Stone & Webster, Incorporated Annual Incentive Compensation Plan" (the "Plan"), as set forth in this document. The Plan permits the awarding of annual bonuses to Employees of the Company and its subsidiaries and affiliates, based on the achievement of pre-established performance goals.

     Upon approval by the Board of Directors of the Company and the Shareholders of the Company, the Plan shall become effective as of January 1, 1998 (the "Effective Date") and shall remain in effect until January 1, 2008, or until earlier terminated by the Board.

     1.2 Purpose. The primary purposes of the Plan are to: (a) motivate Participants toward achieving annual goals that are within group and/or individual control, and are considered key to the Company's success; (b) encourage teamwork among Participants in various segments of the Company; and
(c) reward performance with pay that varies in relation to the extent to which the pre-established goals are achieved.

Article 2.  Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below and, when the defined meaning is intended, the term is capitalized:

     2.1 "Affiliate" shall have the meaning ascribed to such term in Rule 12b-2 of the General Rules and Regulations of the Exchange Act.

     2.2 "Award Opportunity" Means the various levels of incentive award payouts which a Participant may earn under the Plan, as established by the Committee pursuant to Sections 5.1 and 5.2 herein.

     2.3 "Beneficial Owner" Or "Beneficial Ownership" shall have the meaning ascribed to such term in Rule 13d-3 of the General Rules and Regulations under the Exchange Act.

     2.4 "Board" Or "Board Of Directors" Means the Board of Directors of the Company.

     2.5 "Cause" means: (a) willful misconduct on the part of a Participant that is detrimental to the Company; or (b) the conviction of a Participant for the commission of a felony or crime involving moral turpitude; provided, however, that if the Participant has entered into an employment agreement that is binding as of the date of employment termination, and if such employment agreement defines "Cause," such definition of "Cause" shall apply. "Cause" under either
(a) or (b) shall be determined in good faith by the Committee.

     2.6 "Change Of Control" For the purpose of this Plan shall mean:

          (a) The beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) by any Person of twenty percent (20 percent) or more of either (i) the then-outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following accumulations and acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition or accumulation by the Company, (iii) any acquisition or accumulation by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (iv) any acquisition or accumulation by an corporation pursuant to a transaction which complies with clauses (i), (ii), and (iii) of subsection (c) of this Section 2, or (v) the beneficial ownership of twenty percent (20 percent) or more of either the Outstanding Company Common Stock or the Outstanding Company Voting Securities by a Person if such beneficial ownership occurs solely because (x) of a change in the aggregate number of shares of Outstanding Company Common Stock or Outstanding Company Voting Securities since the last date on which such Persons acquired beneficial ownership of any Outstanding Company Common Stock or Outstanding Company Voting Securities or (y) such Persons acquired such beneficial ownership in the good faith belief that such acquisition would not cause such beneficial ownership to equal or exceed twenty percent (20 percent) of the Outstanding Company Common Stock or Outstanding Company Voting Securities then outstanding and such Person relied in good faith in computing the percentage of its beneficial ownership on publicly filed reports or documents of the Company which are inaccurate or out-of-date; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50 percent) of, respectively, the then-outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, twenty percent (20 percent) or more of, respectively, the then-outstanding shares of common stock, or the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

               Notwithstanding clause (v) of subsection (a) of this Section 2.6, if any Person whose beneficial ownership is not a Change of Control due to such clause (v) does not reduce such Person's percentage of beneficial ownership of Outstanding Company Common Stock or Outstanding Company Voting Securities to less than twenty percent (20 percent) by the close of business on the fifth business day after notice from the Company (the date of notice being the first day) that such Person's beneficial ownership of Outstanding Company Common Stock or Outstanding Company Voting Securities equals or exceeds twenty percent (20 percent), such Person's beneficial ownership shall be a Change of Control at the end of such five (5) business day period (and such clause (v) shall no longer apply); provided, however, that if such Person asserts in writing to the Company by the end of such five (5) business day period that a reduction in such Person's percentage of beneficial ownership would subject such reduction to the operation of Section 16(b) of the Exchange Act ("Section 16(b)") the period during which the beneficial ownership of such Person must be reduced to less than twenty percent (20 percent) so as not to constitute a Change of Control shall be extended to the date that is the third business day immediately following the date which is the earlier of (i) six (6) months following the receipt by such Person of the notice from the Company of beneficial ownership of twenty percent (20 percent) or more or
               (ii) the date upon which such reduction would no longer be subject to Section 16(b). For purposes of this definition, the determination whether any Person acted in "good faith" shall be conclusively determined by the Board, acting by a vote of those directors of the Company who, at such time, shall constitute the Incumbent Board.

     2.7 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     2.8 "Committee" means the Compensation Committee or any other committee appointed by the Board to administer the Plan, as specified in Article 3 herein. Any such Committee shall be comprised entirely of outside Directors within the meaning of Code Section 162(m) and applicable interpretive authority thereunder.

     2.9 "Company" means Stone & Webster, Incorporated, a Delaware corporation, and any successor thereto as provided in Article 13 herein.

     2.10 "Covered Employee" means a Participant who, as of the date of payout of a Final Award, is one of the group of "covered employees," as defined in the regulations promulgated under Code Section 162(m), or any successor statute.

     2.11 "Disability" shall have the meaning ascribed to such term in the Participant's governing long-term disability plan, or if no such plan exists, at the discretion of the Board.

     2.12  "Effective  Date"  shall have the  meaning  ascribed  to such term in
Section 1.1 hereof.

     2.13 "Employee" means any employee of the Company or its Subsidiaries or Affiliates. Directors who are employed by the Company shall be considered Employees under this Plan.

     2.14 "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

     2.15 "Final Award" means the actual award earned during a Plan Year by a Participant, as determined by the Committee following the end of the Plan Year.

     2.16 "Participant" means an Employee who is actively participating in the Plan.

     2.17 "Plan" means the Stone & Webster, Incorporated Annual Incentive Compensation Plan, as set forth herein.

     2.18 "Plan Year" means the Company's fiscal year.

     2.19 "Retirement" shall have the meaning ascribed to such term in the Employee Retirement Plan of Stone & Webster, Incorporated and Participating Subsidiaries.

     2.20 "Subsidiary" means (a) a corporation, a majority of whose outstanding stock entitled to elect a majority of its Board of Directors is at the time owned by the party in question and/or by a subsidiary or subsidiaries of such a party, and (b) a corporation, a substantial amount of the stock of which the Company or its Subsidiaries owns or has an option to acquire.

     2.21 "Target Incentive Award" means the award to be paid to Participants when the Company meets "targeted" performance results, as established by the Committee.

Article 3.  Administration

     3.1 The Committee. The Plan shall initially be administered by the Compensation Committee of the Board. Subject to the terms of this Plan, the Board may appoint a successor Committee to administer the Plan. The members of the Committee shall be appointed by, and shall serve at the discretion of, the Board.

     3.2 Authority of the Committee. Except as limited by law or by the Certificate of Incorporation or Bylaws of the Company, and subject to the provisions herein, the Committee shall have full power to select Employees who shall participate in the Plan; determine the size and types of Award Opportunities and Final Awards; determine the terms and conditions of Award Opportunities in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan; establish, amend, or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 8 herein) amend the terms and conditions of any outstanding Award Opportunity to the extent such terms and conditions are within the discretion of the Committee as provided in the Plan. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan. Except in the case of Covered Employees, the Committee may delegate its authorities as permitted by law.

     3.3 Decisions Binding. All determinations and decisions of the Committee as to any disputed question arising under the Plan, including questions of construction and interpretation, shall be final, binding, and conclusive upon all parties.

     3.4 Indemnification. Each person who is or shall have been a member of the Committee, or of the Board, shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit, or proceeding to which he or she may be a party, or in which he or she may be involved by reason of any action taken or failure to act under the Plan, and against and from any and all amounts paid by him or her in settlement thereof, with the Company's approval, or paid by him or her in satisfaction of any judgment in any such action, suit, or proceeding against him or her, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend it on his or her own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Certificate of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

Article 4.  Eligibility and Participation

     4.1 Eligibility. All Employees shall be eligible to participate in the Plan.

     4.2 Participation. Participation in the Plan shall be determined annually by the Committee. Employees who are chosen to participate in the Plan in any given Plan Year shall be so notified in writing, and shall be apprised of the performance measure(s), performance goal(s), and related Award Opportunities for the relevant Plan Year, as soon as is practicable.

     4.3 Partial Plan Year Participation. Except as provided in Article 8 herein, an Employee who becomes eligible after the beginning of a Plan Year may participate in the Plan for that Plan Year. The Committee, in its sole discretion, retains the right to prohibit or allow participation in the initial Plan Year of eligibility for any of the aforementioned Employees.

     4.4 No Right to Participate. No Participant or other Employee shall at any time have a right to be selected for participation in the Plan for any Plan Year, despite having previously participated in the Plan.

Article 5.  Award Determination

     5.1  Performance  Measures  and  Performance  Goals.  Except as provided in
Article 8 herein, prior to the beginning of each Plan Year, or as soon as practicable thereafter, the Committee shall select performance measures and shall establish performance goals for that Plan Year. Except as provided in
Article 8 herein, the performance measures may be based on any combination of corporate, divisional, and/or individual goals.

     The Committee may establish one or more performance measures which must be achieved for any Participant to receive any portion of his or her Final Award payment for that Plan Year.

     5.2 Award Opportunities. Prior to the beginning of each Plan Year, or as soon as practicable thereafter, the Committee shall establish, in writing, Award Opportunities which correspond to various levels of achievement of the pre-established performance goals. Except as provided in Article 8 herein, in the event a Participant changes job levels during a Plan Year, the Participant's Award Opportunity may be adjusted to reflect the amount of time at each job level during the Plan Year.

     5.3 Adjustment of Performance Goals and Award Opportunities. Once established, performance goals normally shall not be changed during the Plan Year. However, except as provided in Article 8 herein, if the Committee determines that external changes or other unanticipated business conditions have materially affected the fairness of the goals, then the Committee may approve appropriate adjustments to the performance goals (either up or down) during the Plan Year as such goals apply to the Award Opportunities of specified Participants. In addition, the Committee shall have the authority to reduce or eliminate the Final Award determinations, based upon any objective or subjective criteria it deems appropriate.

     Notwithstanding any other provision of this Plan, in the event of any change in corporate capitalization, such as a stock split, or a corporate transaction, such as any merger, consolidation, separation, including a spin-off, or other distribution of stock or property of the Company, any reorganization (whether or not such reorganization comes within the definition of such term in Code Section 368), or any partial or complete liquidation of the Company, such adjustment shall be made in the Award Opportunities and/or the performance measures or performance goals related to then-current performance periods, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights; provided, however, that subject to Article 8 herein, any such adjustment shall not be made if it would eliminate the ability of Award Opportunities held by Covered
Employees  to  qualify  for  the   "performance-based"   exception   under  Code
Section 162(m).

     5.4 Final Award Determinations. At the end of each Plan Year, Final Awards shall be computed for each Participant as determined by the Committee. Subject to the terms of Article 8 herein, Final Award amounts may vary above or below the Target Incentive Award, based on the level of achievement of the pre-established corporate, divisional, and/or individual performance goals.

     5.5 Award Limit. The Committee may establish guidelines governing the maximum Final Awards that may be earned by Participants (either in the aggregate, by Employee class, or among individual Participants) in each Plan Year. The guidelines may be expressed as a percentage of Company-wide goals or financial measures, or such other measures as the Committee shall from time to time determine; provided, however, that the maximum payout with respect to a Final Award payable to any one Participant in connection with performance in any one Plan Year shall be two million dollars ($2,000,000).

     5.6 Threshold Levels of Performance. The Committee may establish minimum levels of performance goal achievement, below which no payouts of Final Awards shall be made to any Participant.

Article 6.  Payment of Final Awards

     6.1 Form and Timing of Payment. Unless a deferral election is made by a Participant pursuant to Section 6.2 herein, each Participant's Final Award shall be paid in cash, in one lump sum, within seventy-five (75) calendar days after the end of each Plan Year.

     6.2 Deferral of Final Award Payouts. The Committee may permit (or require, if necessary, to preserve full deductibility under Code Section 162(m)) a Participant to defer such Participant's receipt of the payment of cash that would otherwise be due pursuant to his or her Final Award. If any such deferral election is required or permitted, the Committee shall, in its sole discretion, establish rules and procedures for such payment deferrals.

     6.3 Unsecured Interest. No Participant or any other party claiming an interest in amounts earned under the Plan shall have any interest whatsoever in any specific asset of the Company. To the extent that any party acquires a right to receive payments under the Plan, such right shall be equivalent to that of an unsecured general creditor of the Company.

Article 7.  Termination of Employment

     7.1 Termination of Employment Due to Death, Disability, or Retirement. In the event a Participant's employment is terminated by reason of death, Disability, or Retirement, the Final Award determined in accordance with
Section 5.4 herein shall be reduced to reflect participation prior to termination only. The reduced award shall be determined by multiplying said Final Award by a fraction, the numerator of which is the number of days of employment in the Plan Year through the date of employment termination, and the denominator of which is three hundred sixty-five (365). In the case of a Participant's Disability, the employment termination shall be deemed to have occurred on the date that the Committee determines the definition of Disability to have been satisfied.

     The Final Award thus determined shall be paid within seventy-five (75) calendar days following the end of the Plan Year in which employment termination occurs.

     7.2 Termination of Employment for Other Reasons. In the event a Participant's employment is terminated for any reason other than death, Disability, or Retirement (of which the Committee shall be the sole judge), all of the Participant's rights to a Final Award for the Plan Year then in progress shall be forfeited. However, except in the event of an involuntary employment termination for Cause, the Committee, in its sole discretion, may pay a prorated award for the portion of the Plan Year that the Participant was employed by the Company, computed as determined by the Committee.

Article 8.  Covered Employees

     8.1 Applicability of Article 8. The provisions of this Article 8 shall apply only to Covered Employees. In the event of any inconsistencies between this Article 8 and the other Plan provisions as they pertain to Covered Employees, the provisions of this Article 8 shall control.

     8.2 Establishment of Award Opportunities. Except as provided in Section 8.8 herein, Award Opportunities for Covered Employees shall be established as a function of each Covered Employee's Base Salary (as defined below). Within ninety (90) days after the beginning of each Plan Year, the Committee shall establish, in writing, various levels of Final Awards which will be paid with respect to specified levels of attainment of the pre-established performance goals. For purposes of this Article 8, "Base Salary" shall mean, as to any specific Plan Year, a Participant's regular annual salary rate as of the first day of the Plan Year. Regular salary shall not be reduced by any salary reduction contributions made to any defined contribution plan or other deferred compensation plans of the Company, but shall not include any payments under this Plan or any other bonuses, incentive pay, or special awards.

     8.3 No Partial Plan Year Participation. A Covered Employee who becomes eligible after the beginning of a Plan Year may first participate in the Plan for the succeeding Plan Year.

     8.4 Components of Award Opportunities. Each Covered Employee's Award Opportunity shall be based on: (a) the Covered Employee's Target Incentive Award; (b) the potential Final Awards corresponding to various levels of achievement of the pre-established performance goals, as established by the Committee; and (c) Company, business unit, and/or individual performance in relation to the pre-established performance goals.

     Except as provided in Section 8.8 herein, performance measures which may serve as determinants of Covered Employees' Award Opportunities shall be limited to:

          (a)  Earnings per share;

          (b)  Net income (before or after taxes);

          (c) Return measures (including, but not limited to, return on assets, capital, equity, or sales);

          (d) Cash flow return on investments which equals net cash flows divided by owners equity;

          (e)  Earnings before or after taxes;

          (f)  Gross revenues;

          (g)  Market-to-book value ratio;

          (h) Share price (including, but not limited to, growth measures and total shareholder return);

          (i)  Working capital measures; and

          (j)  Economic value added.

     These performance measures may be applied singly or in tandem, and may be linked to Company-wide performance, Subsidiary or Affiliate performance, business unit performance, product category performance, or any combination thereof.

     8.5 No  Mid-Year  Change  in Award  Opportunities.  Except as  provided  in
Section 8.8 herein, each Covered Employee's Final Award shall be based exclusively on the Award Opportunity levels established by the Committee pursuant to Section 8.2 herein.

     8.6 Nonadjustment of Performance Goals. Except as provided in Section 8.8 herein, performance goals shall not be changed following their establishment, and Covered Employees shall not receive any payout when the minimum performance goals are not met or exceeded.

     8.7 Individual Performance Evaluation and Discretionary Adjustments. Except as provided in Section 8.8 herein, subjective evaluations of performance shall not be applied to increase Final Awards. However, the Committee shall have the discretion to decrease or eliminate the amount of the Final Award otherwise payable to a Covered Employee.

     8.8 Possible Modifications. If, on the advice of the Company's tax counsel, the Committee determines that Code Section 162(m) and the Regulations thereunder will not adversely affect the deductibility for federal income tax purposes of any amount paid under the Plan by permitting greater discretion and/or flexibility with respect to Award Opportunities granted to Covered Employees pursuant to this Article 8, then the Committee may, in its sole discretion, apply such greater discretion and/or flexibility to such Award Opportunities as is consistent with the terms of this Plan, and without regard to the restrictive provisions of this Article 8.

     Without limiting the generality of the foregoing, in the event it is determined that the Committee may make adjustments to performance goals to reflect the impact of events that are extraordinary and/or nonrecurring without precluding compliance with Code Section 162(m), such adjustments may be made. Further, in determining the degree to which performance goals have been satisfied in any year, the Committee shall disregard the impact of accounting changes made by the Financial Accounting Standards Board which become effective after the performance goals for such year have been established.

     In  the  event  the  Committee   determines   that   compliance  with  Code
Section 162(m) is not desired with respect to any Award Opportunities granted or to be granted under the Plan, then compliance with Code Section 162(m) will not be required (for example, if such a determination is made, the performance measures specified in Section 8.4 herein need not be the only determinants of Final Awards, and subjective discretion may be applied to increase the Final Awards of Covered Employees). In addition, in the event that changes are made to Code Section 162(m) to permit greater flexibility with respect to any Award Opportunities under the Plan, the Committee may, subject to this Article 8, make any adjustments it deems appropriate.

Article 9.  Rights of Participants

     9.1 Employment. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, nor confer upon any Participant any right to continued employment with the Company.

     9.2 Nontransferability. No right or interest of any Participant in the Plan shall be assignable or transferable, or subject to any lien, directly, by operation of law or otherwise, including, but not limited to, execution, levy, garnishment, attachment, pledge, and bankruptcy.

Article 10.  Beneficiary Designation

     Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit. Each designation will revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Committee during his or her lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

Article 11.  Change of Control

     In the event of a Change of Control, each Participant shall be entitled to a pro rata payment of his or her Award Opportunity for the Plan Year during which such Change of Control occurs. The Final Award deemed earned by each Participant in such year shall equal the greater of: (i) the Participant's Target Incentive Award for such year; or (ii) the estimated actual performance as of the date of the Change of Control, projected to the end of such year, as determined by the Compensation Committee. The proration applicable to Award Opportunities in the year of a Change of Control shall be determined as a function of the number of days within the Plan Year prior to the effective date of the Change of Control, in relation to three hundred sixty-five (365). Such amount shall be paid in cash to each Participant within thirty (30) days after the effective date of the Change of Control.

Article 12.  Amendments

     The Board of Directors, in its sole discretion, without notice, at any time and from time to time, may modify or amend, in whole or in part, any or all of the provisions of the Plan, or suspend or terminate it entirely; provided, however, that no such modification, amendment, suspension, or termination may, without the consent of a Participant (or his or her beneficiary in the case of the death of the Participant), materially reduce the right of a Participant (or his or her beneficiary as the case may be) to a payment or distribution hereunder to which he or she is entitled.

Article 13.  Miscellaneous

     13.1 Governing Law. The Plan, and all agreements hereunder, shall be governed by and construed in accordance with the laws of the state of Delaware.

     13.2 Withholding Taxes. The Company shall have the right to deduct from all payments under the Plan any federal, state, or local taxes required by law to be withheld with respect to such payments.

     13.3 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular, and the singular shall include the plural.

     13.4 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

     13.5 Costs of the Plan. All costs of implementing and administering the Plan shall be borne by the Company.

     13.6 Successors. All obligations of the Company under the Plan shall be binding upon and inure to the benefit of any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

                                 EXHIBIT 10 (h)

                     Long-Term Incentive Compensation Plan


Contents

Article 1.        Establishment, Objectives, and Duration

Article 2.        Definitions

Article 3.        Administration

Article 4.        Shares Subject to the Plan and Maximum Awards

Article 5.        Eligibility and Participation

Article 6.        Stock Options

Article 7.        Restricted Stock

Article 8.        Performance Units and Performance Shares

Article 9.        Performance Measures

Article 10.       Beneficiary Designation

Article 11.       Deferrals

Article 12.       Rights of Employees/Directors

Article 13.       Change in Control

Article 14.       Amendment, Modification, and Termination

Article 15.       Withholding

Article 16.       Indemnification

Article 17.       Successors

Article 18.       Legal Construction

                     LONG-TERM INCENTIVE COMPENSATION PLAN


Article 1.  Establishment, Objectives, and Duration

     1.1. Establishment of the Plan. Stone & Webster, Incorporated, a Delaware corporation (hereinafter referred to as the "Company"), hereby establishes an incentive compensation plan to be known as the "Stone & Webster, Incorporated Long-Term Incentive Compensation Plan" (hereinafter referred to as the "Plan"), as set forth in this document. The Plan is intended to replace the Company's Restricted Stock Plan and 1995 Stock Option Plan (the "Old Plans") with respect to future grants of equity-based incentive compensation. The Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options, Restricted Stock, Performance Shares, and Performance Units.

     Subject to approval by the Company's shareholders, the Plan shall become effective as of January 1, 1998 (the "Effective Date") and shall remain in effect as provided in Section 1.3 hereof.

     1.2. Objectives of the Plan. The objectives of the Plan are to optimize the profitability and growth of the Company through long-term incentives which are consistent with the Company's goals and which link the personal interests of Participants to those of the Company's shareholders; to provide Participants with an incentive for excellence in individual performance; and to promote teamwork among Participants. Awards generally are made in conjunction with services performed by the Participant within the previous 12 months.

     The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of Participants who make significant contributions to the Company's success and to allow Participants to share in the success of the Company.

     1.3. Duration of the Plan. The Plan shall commence on the Effective Date, as described in Section 1.1 hereof, and shall remain in effect, subject to the right of the Board of Directors to amend or terminate the Plan at any time pursuant to Article 15 hereof, until all Shares subject to it shall have been purchased or acquired according to the Plan's provisions. However, in no event may an Award be granted under the Plan on or after December 15, 2007.

Article 2.  Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below, and when the meaning is intended, the initial letter of the word shall be capitalized:

     2.1. "Affiliate" shall have the meaning ascribed to such term in Rule 12b-2 of the General Rules and Regulations of the Exchange Act.

     2.2. "Award" means, individually or collectively, a grant under this Plan of Nonqualified Stock Options, Incentive Stock Options, Restricted Stock, Performance Shares, or Performance Units.

     2.3. "Award Agreement" means an agreement entered into by the Company and each Participant setting forth the terms and provisions applicable to Awards granted under this Plan.

     2.4. "Beneficial Owner" or "Beneficial Ownership" shall have the meaning ascribed to such term in Rule 13d-3 of the General Rules and Regulations under the Exchange Act.

     2.5. "Board" or "Board of Directors" means the Board of Directors of the Company.

     2.6. "Change of Control" of the Company shall mean:

          (a) The beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) by any Person of twenty percent (20 percent) or more of either (i) the then-outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following accumulations and acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition or accumulation by the Company, (iii) any acquisition or accumulation by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (iv) any acquisition or accumulation by an corporation pursuant to a transaction which complies with clauses (i), (ii), and (iii) of subsection (c) of this Section 2, or (v) the beneficial ownership of twenty percent (20 percent) or more of either the Outstanding Company Common Stock or the Outstanding Company Voting Securities by a Person if such beneficial ownership occurs solely because (x) of a change in the aggregate number of shares of Outstanding Company Common Stock or Outstanding Company Voting Securities since the last date on which such Persons acquired beneficial ownership of any Outstanding Company Common Stock or Outstanding Company Voting Securities or (y) such Persons acquired such beneficial ownership in the good faith belief that such acquisition would not cause such beneficial ownership to equal or exceed twenty percent (20 percent) of the Outstanding Company Common Stock or Outstanding Company Voting Securities then outstanding and such Person relied in good faith in computing the percentage of its beneficial ownership on publicly filed reports or documents of the Company which are inaccurate or out-of-date; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger, or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50 percent) of, respectively, the then-outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, twenty percent (20 percent) or more of, respectively, the then-outstanding shares of common stock, or the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

               Notwithstanding clause (v) of subsection (a) of this Section 2.6, if any Person whose beneficial ownership is not a Change of Control due to such clause (v) does not reduce such Person's percentage of beneficial ownership of Outstanding Company Common Stock or Outstanding Company Voting Securities to less than twenty percent (20 percent) by the close of business on the fifth business day after notice from the Company (the date of notice being the first day) that such Person's beneficial ownership of Outstanding Company Common Stock or Outstanding Company Voting Securities equals or exceeds twenty percent (20 percent), such Person's beneficial ownership shall be a Change of Control at the end of such five (5) business day period (and such clause (v) shall no longer apply); provided, however, that if such Person asserts in writing to the Company by the end of such five (5) business day period that a reduction in such Person's percentage of beneficial ownership would subject such reduction to the operation of Section 16(b) of the Exchange Act ("Section 16(b)") the period during which the beneficial ownership of such Person must be reduced to less than twenty percent (20 percent) so as not to constitute a Change of Control shall be extended to the date that is the third business day immediately following the date which is the earlier of (i) six (6) months following the receipt by such Person of the notice from the Company of beneficial ownership of twenty percent (20 percent) or more or
               (ii) the date upon which such reduction would no longer be subject to Section 16(b). For purposes of this definition, the determination whether any Person acted in "good faith" shall be conclusively determined by the Board, acting by a vote of those directors of the Company who, at such time, shall constitute the Incumbent Board.

     2.7. "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     2.8. "Committee" means the Compensation Committee or any other committee appointed by the Board to administer Awards to Employees, as specified in
Article 3 herein. Any such Committee shall be comprised entirely of outside Directors within the meaning of Code Section 162(m) and applicable interpretative authority thereunder.

     2.9. "Company" means Stone & Webster, Incorporated, a Delaware corporation, and any successor thereto as provided in Article 17 herein.

     2.10. "Covered Employee" means a Participant who, as of the date of vesting and/or payout of an Award, as applicable, is one of the group of "covered employees," as defined in the regulations promulgated under Code Section 162(m), or any successor statute.

     2.11. "Director" means any individual who is a member of the Board of Directors of the Company.

     2.12. "Disability" shall have the meaning ascribed to such term in the Participant's governing long-term disability plan, or if no such plan exists, at the discretion of the Board.

     2.13.  "Effective  Date"  shall have the  meaning  ascribed to such term in
Section 1.1 hereof.

     2.14. "Employee" means any employee of the Company or its Subsidiaries or Affiliates. Directors who are employed by the Company shall be considered Employees under this Plan.

     2.15. "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

     2.16. "Fair Market Value" at any date shall be the closing sale price on the principal securities exchange on which the Shares are traded on the last previous day on which a sale was reported.

     2.17. "Incentive Stock Option" or "ISO" means an option to purchase Shares granted under Article 6 herein and which is designated as an Incentive Stock Option and which is intended to meet the requirements of Code Section 422.

     2.18. "Insider" shall mean an individual who is, on the relevant date, an officer, Director or ten percent (10 percent) beneficial owner of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act, all as defined under Section 16 of the Exchange Act.

     2.19. "Nonqualified Stock Option" or "NQSO" means an option to purchase Shares granted under Article 6 herein and which is not intended to meet the requirements of Code Section 422.

     2.20. "Option" means an Incentive Stock Option or a Nonqualified Stock Option, as described in Article 6 herein.

     2.21. "Option Price" means the price at which a Share may be purchased by a Participant pursuant to an Option.

     2.22. "Participant" means an Employee or Director who has been selected to receive an Award or who has outstanding an Award granted under the Plan.

     2.23. "Performance-Based Exception" means the performance-based exception from the tax deductibility limitations of Code Section 162(m).

     2.24. "Performance Share" means an Award granted to a Participant, as described in Article 8 herein.

     2.25. "Performance Unit" means an Award granted to a Participant, as described in Article 8 herein.

     2.26. "Period of Restriction" means the period during which the transfer of Shares of Restricted Stock is limited in some way (based on the passage of time, the achievement of performance goals, or upon the occurrence of other events as determined by the Board, at its discretion), and the Shares are subject to a substantial risk of forfeiture, as provided in Article 7 herein.

     2.27.   "Person"   shall  have  the  meaning   ascribed  to  such  term  in
Section 3(a)(9) of   the   Exchange   Act   and   used   in   Sections 13(d) and
14(d) thereof, including a "group" as defined in Section 13(d) thereof.

     2.28. "Restricted Stock" means an Award granted to a Participant pursuant to Article 7 herein.

     2.29. "Retirement" shall have the meaning ascribed to such term in the Employee Retirement Plan of Stone & Webster, Incorporated and Participating Subsidiaries.

     2.30. "Shares" means the shares of common stock of the Company.

     2.31. "Subsidiary" means (a) a corporation a majority of whose outstanding stock entitled to elect a majority of its Board of Directors is at the time owned by the party in question and/or by a subsidiary or subsidiaries of such a party, and (b) a corporation a substantial amount of the stock of which the Company or its Subsidiaries owns or has an option to acquire.

Article 3.  Administration

     3.1. General. The Plan shall be administered by the Compensation Committee of the Board, or by any other Committee appointed by the Board; provided, however, that the administration of Awards granted to Directors who are not Employees (Non-employee Directors) shall be reserved to the Board of Directors. Any provisions in this Plan regarding administration of Awards by the Committee shall be deemed to refer to the Board with respect to Awards granted to Non-Employee Directors. Any Committee administering the Plan shall be comprised entirely of "outside directors" within the meaning of Code Section 162(m) and applicable interpretive authority thereunder. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board of Directors. The Committee shall have the authority to delegate administrative duties to officers, Employees, or Directors of the Company.

     3.2. Authority of the Committee. Except as limited by law or by the Certificate of Incorporation or Bylaws of the Company, and subject to the provisions herein, the Committee shall have full power to select Employees who shall participate in the Plan; determine the sizes and types of Awards; determine the terms and conditions of Awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan; establish, amend, or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 15 herein) amend the terms and conditions of any outstanding Award as provided in the Plan. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan. As permitted by law (and subject to Section 3.1 herein), the Committee may delegate its authority as identified herein.

     3.3. Decisions Binding. All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders and resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its shareholders, Directors, Employees, Participants, and their estates and beneficiaries.

Article 4.  Shares Subject to the Plan and Maximum Awards

     4.1. Number of Shares Available for Grants. Subject to adjustment as provided in Section 4.2 herein, the number of Shares hereby reserved for issuance to Participants under the Plan shall be six hundred fifty thousand (650,000) Shares, plus three hundred thirty thousand, seven hundred and seventy-seven (330,777) Shares which have been previously reserved and authorized but remaining available for grant under the Old Plans as of the Effective Date. No more than three hundred thousand (300,000) Shares reserved for issuance under the Plan may be granted in the form of Restricted Shares. The Board shall determine the appropriate methodology for calculating the number of shares issued pursuant to the Plan. Unless and until the Board determines that an Award to a Covered Employee shall not be designed to comply with the Performance-Based Exception, the following rules shall apply to grants of such Awards under the Plan:

          (a) Stock Options: The maximum aggregate number of Shares that may be granted in the form of Stock Options pursuant to any Award granted in any one fiscal year to any one Participant shall be one hundred thousand (100,000).

          (b) Restricted Stock: The maximum aggregate grant with respect to Awards of Restricted Stock granted in any one fiscal year to any one Participant shall be thirty-three thousand (33,000).

          (c) Performance Shares: The maximum aggregate payout (determined as of the end of the applicable performance period) with respect to Awards of Performance Shares granted in any one fiscal year to any one Participant shall be equal to the value of twenty-five thousand (25,000) Shares.

          (d) Performance Units: The maximum aggregate payout (determined as of the end of the applicable performance period) with respect to Awards of Performance Units granted in any one fiscal year to any one Participant shall be equal to one million dollars ($1,000,000).

     4.2. Adjustments in Authorized Shares. In the event of any change in corporate capitalization, such as a stock split, or a corporate transaction, such as any merger, consolidation, separation, including a spin-off, or other distribution of stock or property of the Company, any reorganization (whether or not such reorganization comes within the definition of such term in Code Section
368) or any partial or complete liquidation of the Company, such adjustment shall be made in the number and class of Shares which may be delivered under
Section 4.1, in the number and class of and/or price of Shares subject to outstanding Awards granted under the Plan, and in the Award limits set forth in
Section 4.1, as may be determined to be appropriate and equitable by the Board, in its sole discretion, to prevent dilution or enlargement of rights; provided, however, that the number of Shares subject to any Award shall always be a whole number.

Article 5.  Eligibility and Participation

     5.1. Eligibility. Persons eligible to participate in this Plan include all Employees and Directors.

     5.2. Actual Participation. Subject to the provisions of the Plan, the Committee may, from time to time, select from all eligible Employees, those to whom Awards shall be granted and shall determine the nature and amount of each Award.

Article 6.  Stock Options

     6.1. Grant of Options. Subject to the terms and provisions of the Plan, Options may be granted to Participants in such number, and upon such terms, and at any time and from time to time as shall be determined by the Committee. A nonqualified option to purchase 2,000 shares of Common Stock will be granted to each Non-employee Director who is initially elected or appointed to the Board of Directors after the Effective Date and prior to the expiration of the Plan, effective on the date of his or her initial election or appointment (which date shall be the date of grant for purposes hereof), and a nonqualified option to purchase 1,000 shares of Common Stock will be granted annually, effective as of the anniversary date of the Effective Date in each year after the Effective Date until the expiration of the Plan, to each person who is a Non-employee Director on each such anniversary date (which date shall be the date of grant for purposes hereof). Options may provide for the grant of replacement stock options if all or any portion of the exercise price or taxes incurred in connection with the exercise, are paid by delivery (or, in the case of payment of taxes, by withholding of shares) of other common shares of the Company.

     6.2. Award Agreement. Each Option grant shall be evidenced by an Award Agreement that shall specify the Option Price, the duration of the Option, the number of Shares to which the Option pertains, and such other provisions as the Committee shall determine. The Award Agreement also shall specify whether the Option is intended to be an ISO within the meaning of Code Section 422, or an NQSO whose grant is intended not to fall under the provisions of Code Section 422.

     6.3. Option Price. The Option Price for each grant of an Option under this Plan shall be at least equal to one hundred percent (100 percent) of the Fair Market Value of a Share on the date the Option is granted.

     6.4. Duration of Options. Each Option granted to a Participant shall expire at such time as the Committee shall determine at the time of grant; provided, however, that no Option shall be exercisable later than the tenth (10th) anniversary date of its grant.

     6.5. Exercise of Options. Options granted under this Article 6 shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each Participant.

     6.6. Payment. Options granted under this Article 6 shall be exercised by the delivery of a written notice of exercise to the Company, setting forth the number of Shares with respect to which the Option is to be exercised, accompanied by full payment for the Shares.

     The Option Price upon exercise of any Option shall be payable to the Company in full either: (a) in cash or its equivalent, or (b) by tendering previously acquired Shares having an aggregate Fair Market Value at the time of exercise equal to the total Option Price (provided that the Shares which are tendered must have been held by the Participant for at least six (6) months prior to their tender to satisfy the Option Price), or (c) by a combination of
(a) and (b).

     The Committee also may allow cashless exercise as permitted under Federal Reserve Board's Regulation T, subject to applicable securities law restrictions, or by any other means which the Board determines to be consistent with the Plan's purpose and applicable law.

     Subject to any governing rules or regulations, as soon as practicable after receipt of a written notification of exercise and full payment, the Company shall deliver to the Participant, in the Participant's name, a statement setting forth shares held in book entry form, or Share certificates in an appropriate amount based upon the number of Shares purchased under the Option(s).

     6.7. Restrictions on Share Transferability. The Committee may impose such restrictions on any Shares acquired pursuant to the exercise of an Option granted under this Article 6 as it may deem advisable, including, without limitation, restrictions under applicable federal securities laws, under the requirements of any stock exchange or market upon which such Shares are then listed and/or traded, and under any blue sky or state securities laws applicable to such Shares.

     6.8. Termination of Emploment/Directorship. Each Participant's Option Award Agreement shall set forth the extent to which the Participant shall have the right to exercise the Option following termination of the Participant's employment or directorship with the Company. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Award Agreement entered into with each Participant, need not be uniform among all Options issued pursuant to this Article 6, and may reflect distinctions based on the reasons for termination.

     6.9. Nontransferability of Options.

          (a) Incentive Stock Options. No ISO granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all ISOs granted to a Participant under the Plan shall be exercisable during his or her lifetime only by such Participant.

          (b) Nonqualified Stock Options. Except as otherwise provided in a Participant's Award Agreement, no NQSO granted under this Article 6 may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, except as otherwise provided in a Participant's Award Agreement, all NQSOs granted to a Participant under this Article 6 shall be exercisable during his or her lifetime only by such Participant.

Article 7.  Restricted Stock

     7.1. Grant of Restricted Stock. Subject to the terms and provisions of the Plan, the Committee, at any time and from time to time, may grant Shares of Restricted Stock to Participants in such amounts as the Committee shall determine.

     7.2. Restricted Stock Agreement. Each Restricted Stock grant shall be evidenced by a Restricted Stock Award Agreement that shall specify the Period(s) of Restriction, the number of Shares of Restricted Stock granted, and such other provisions as the Committee shall determine.

     7.3. Transferability. Except as provided in this Article 7, the Shares of Restricted Stock granted herein may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable Period of Restriction established by the Committee and specified in the Restricted Stock Award Agreement, or upon earlier satisfaction of any other conditions, as specified by the Committee in its sole discretion and set forth in the Restricted Stock Award Agreement. All rights with respect to the Restricted Stock granted to a Participant under the Plan shall be available during his or her lifetime only to such Participant.

     7.4. Other Restrictions. Subject to Article 9 herein, the Committee shall impose such other conditions and/or restrictions on any Shares of Restricted Stock granted pursuant to the Plan as it may deem advisable including, without limitation, a requirement that Participants pay a stipulated purchase price for each Share of Restricted Stock, restrictions based upon the achievement of specific performance goals (corporate, divisional, and/or individual), time-based restrictions on vesting following the attainment of the performance goals, and/or restrictions under applicable federal or state securities laws.

     The Company may retain the certificates representing Shares of Restricted Stock in the Company's possession or maintain such records in a book entry system until such time as all conditions and/or restrictions applicable to such Shares have been satisfied.

     Except as otherwise provided in this Article 7, Shares of Restricted Stock covered by each Restricted Stock grant made under the Plan shall become freely transferable by the Participant after the last day of the applicable Period of Restriction subject to applicable securities laws.

     7.5. Voting Rights. Participants holding Shares of Restricted Stock granted hereunder may be granted the right to exercise full voting rights with respect to those Shares during the Period of Restriction.

     7.6. Dividends and Other  Distributions.  During the Period of Restriction,
Participants holding Shares of Restricted Stock granted hereunder may be credited with regular cash dividends paid with respect to the underlying Shares while they are so held. The Committee may apply any restrictions to the dividends that the Committee deems appropriate. Without limiting the generality of the preceding sentence, if the grant or vesting of Restricted Shares granted to a Covered Employee is designed to comply with the requirements of the Performance-Based Exception, the Committee may apply any restrictions it deems appropriate to the payment of dividends declared with respect to such Restricted Shares, such that the dividends and/or the Restricted Shares maintain eligibility for the Performance-Based Exception.

     7.7. Termination of Employment/Directorship. Each Restricted Stock Award Agreement shall set forth the extent to which the restrictions on shares awarded under such Agreement shall lapse following termination of the Participant's employment with the Company. Such provisions shall be determined in the sole discretion of the Committee, shall be included in the Award Agreement entered into with each Participant, need not be uniform among all Shares of Restricted Stock issued pursuant to the Plan, and may reflect distinctions based on the reasons for termination; provided, however that, except in the cases of terminations connected with a Change of Control and terminations by reason of death or Disability, the lapse of restrictions on Shares of Restricted Stock which qualify for the Performance-Based Exception and which are held by Covered Employees shall occur at the time they otherwise would have, but for the termination.

Article 8.  Performance Units and Performance Shares

     8.1. Grant of Performance Units/Shares. Subject to the terms of the Plan, Performance Units and/or Performance Shares may be granted to Participants in such amounts and upon such terms, and at any time and from time to time, as shall be determined by the Committee.

     8.2. Value of Performance Units/Shares. Each Performance Unit shall have an initial value that is established by the Committee at the time of grant. Each Performance Share shall have an initial value equal to the Fair Market Value of a Share on the date of grant. The Committee shall set performance goals in its discretion which, depending on the extent to which they are met, will determine the number and/or value of Performance Units/Shares that will be paid out to the Participant. For purposes of this Article 8, the time period during which the performance goals must be met shall be called a "Performance Period."

     8.3. Earning of Performance Units/Shares. Subject to the terms of this Plan, after the applicable Performance Period has ended, the holder of Performance Units/Shares shall be entitled to receive payout on the number and value of Performance Units/Shares earned by the Participant over the Performance Period, to be determined as a function of the extent to which the corresponding performance goals have been achieved.

     8.4. Form and Timing of Payment of Performance Units/Shares. Payment of earned Performance Units/Shares shall be made in a single lump sum following the close of the applicable Performance Period. Subject to the terms of this Plan, the Committee, in its sole discretion, may pay earned Performance Units/Shares in the form of cash or in Shares (or in a combination thereof) which have an aggregate Fair Market Value equal to the value of the earned Performance Units/Shares at the close of the applicable Performance Period. Such Shares may be granted subject to any restrictions deemed appropriate by the Committee. The determination of the Committee with respect to the form of payout of such Awards shall be set forth in the Award Agreement pertaining to the grant of the Award.

     At the discretion of the Committee, Participants may be entitled to receive any dividends declared with respect to Shares which have been earned in connection with grants of Performance Units and/or Performance Shares which have been earned, but not yet distributed to Participants (such dividends shall be subject to the same accrual, forfeiture, and payout restrictions as apply to dividends earned with respect to Shares of Restricted Stock, as set forth in
Section 7.6 herein). In addition, Participants may, at the discretion of the Committee, be entitled to exercise their voting rights with respect to such Shares.

     8.5. Termination of Employment/Directorship Due to Death, Disability, or Retirement. Unless determined otherwise by the Committee and set forth in the Participant's Award Agreement, in the event the employment or directorship of a Participant is terminated by reason of death, Disability, or Retirement during a Performance Period, the Participant or his legal representative shall receive a payout of the Performance Units/Shares which is prorated, as specified by the Committee in its discretion.

     Payment of earned Performance Units/Shares shall be made at a time specified by the Committee in its sole discretion and set forth in the Participant's Award Agreement. Notwithstanding the foregoing, with respect to Covered Employees who retire during a Performance Period, payments shall be made at the same time as payments are made to Participants who did not terminate employment during the applicable Performance Period.

     8.6. Termination of Employment/Directorship for Other Reasons. In the event that a Participant's employment or directorship terminates for any reason other than those reasons set forth in Section 8.5 herein, all Performance Units/Shares shall be forfeited by the Participant to the Company unless determined otherwise by the Committee, as set forth in the Participant's Award Agreement.

     8.7. Nontransferability. Except as otherwise provided in a Participant's Award Agreement, Performance Units/Shares may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, except as otherwise provided in a Participant's Award Agreement, a Participant's rights under the Plan shall be exercisable during the Participant's lifetime only by the Participant or the Participant's legal representative.

Article 9.  Performance Measures

     Unless and until the Board proposes for shareholder vote and shareholders approve a change in the general performance measures set forth in this Article 9, the attainment of which may determine the degree of payout and/or vesting with respect to Awards to Covered Employees which are designed to qualify for the Performance-Based Exception, the performance measure(s) to be used for purposes of such grants shall be chosen from among:

          (a)  Earnings per share;

          (b)  Net income (before or after taxes);

          (c) Return measures (including, but not limited to, return on assets, capital, equity, or sales);

          (d) Cash flow return on investments which equals net cash flows divided by owners equity;

          (e)  Earnings before or after taxes;

          (f)  Gross revenues;

          (g)  Market-to-book value ratio;

          (h) Share price (including, but not limited to, growth measures and total shareholder return);

          (i)  Working capital measures; and

          (j)  Economic value added.

     Subject to the terms of the Plan, each of these measures shall be defined by the Committee or Board on a corporation or subsidiary or business division basis or in comparison with peer group performance, and may include or exclude specified extraordinary items, as determined by the corporation's auditors.

     The Committee shall have the discretion to adjust the determinations of the degree of attainment of the pre-established performance goals; provided, however, that Awards which are designed to qualify for the Performance-Based Exception, and which are held by Covered Employee, may not be adjusted upward (the Committee shall retain the discretion to adjust such Awards downward).

     In the event that applicable tax and/or securities laws change to permit Committee discretion to alter the governing performance measures without obtaining shareholder approval of such changes, the Board shall have sole discretion to make such changes without obtaining shareholder approval. In addition, in the event that the Committee determines that it is advisable to grant Awards which shall not qualify for the Performance-Based Exception, the Committee may make such grants without satisfying the requirements of Code
Section 162(m).

Article 10.  Beneficiary Designation

     Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Company, and will be effective only when filed by the Participant in writing with the Company during the Participant's lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

Article 11.  Deferrals

     The Board may permit or require a Participant to defer such Participant's receipt of the payment of cash or the delivery of Shares that would otherwise be due to such Participant by virtue of the lapse or waiver of restrictions with respect to Restricted Stock, or the satisfaction of any requirements or goals with respect to Performance Units/Shares. If any such deferral election is required or permitted, the Committee shall, in its sole discretion, establish rules and procedures for such payment deferrals.

Article 12.  Rights of Employees/Directors

     12.1. Employment. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, nor confer upon any Participant any right to continue in the employ of the Company.

     12.2. Participation. No Employee or Director shall have the right to be selected to receive an Award under this Plan, or, having been so selected, to be selected to receive a future Award.

Article 13.  Change of Control

     13.1. Treatment of Outstanding Awards. Upon the occurrence of a Change of Control and notwithstanding the terms of the Award Agreement, unless otherwise specifically prohibited under applicable laws, or by the rules and regulations of any governing governmental agencies or national securities exchanges:

          (a) Any and all Options granted hereunder shall become immediately exercisable, and shall remain exercisable throughout their entire term;

          (b) Any restriction periods and restrictions imposed on Restricted Shares which are not performance-based shall lapse;

          (c) The target payout opportunities attainable under all outstanding Awards of performance-based Restricted Stock, Performance Units and Performance Shares shall be deemed to have been fully earned for the entire Performance Period(s) as of the effective date of the Change of Control. The vesting of all Awards denominated in Shares shall be accelerated as of the effective date of the Change of Control, and there shall be paid out to Participants within thirty (30) days following the effective date of the Change of Control a pro rata number of shares based upon an assumed achievement of all relevant targeted performance goals and upon the length of time within the Performance Period which has elapsed prior to the Change of Control. Awards denominated in cash shall be paid pro rata to participants in cash within thirty
               (30) days following the effective date of the Change of Control, with the proration determined as a function of the length of time within the Performance Period which has elapsed prior to the Change of Control, and based on an assumed achievement of all relevant targeted performance goals.

     13.2. Termination, Amendment, and Modifications of Change-of-Control Provisions. Notwithstanding any other provision of this Plan (but subject to the limitations of Section 14.3 hereof) or any Award Agreement provision, the provisions of this Article 13 may not be terminated, amended, or modified on or after the date of a Change of Control to affect adversely any Award theretofore granted under the Plan without the prior written consent of the Participant with respect to said Participant's outstanding Awards; provided, however, the Board may terminate, amend, or modify this Article 13 at any time and from time to time prior to the date of a Change of Control.

     13.3. Pooling of Interests Accounting. Notwithstanding any other provision of the Plan to the contrary, in the event that the consummation of a Change of Control is contingent on using pooling of interests accounting methodology, the Board may take any action necessary to preserve the use of pooling of interests accounting.

Article 14.  Amendment, Modification, and Termination

     14.1. Amendment, Modification, and Termination. Subject to the terms of the Plan, the Board may at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part.

     14.2. Adjustment of Awards Upon the Occurrence of Certain Unusual or Nonrecurring Events. The Board may make adjustments in the terms and conditions of, and the criteria included in, Awards in recognition of unusual or nonrecurring events (including, without limitation, the events described in Section 4.2 hereof) affecting the Company or the financial statements of the Company or of changes in applicable laws, regulations, or accounting principles, whenever the Board determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan; provided that, unless the Board determines otherwise at the time such adjustment is considered, no such adjustment shall be authorized to the extent that such authority would be inconsistent with the Plan's meeting the requirements of Section 162(m) of the Code, as from time to time amended.

     14.3. Awards Previously Granted. Notwithstanding any other provision of the Plan to the contrary (but subject to Section 13.3 hereof), no termination, amendment, or modification of the Plan shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award.

     14.4. Compliance with Code Section 162(m). At all times when Code Section 162(m) is applicable, all Awards granted under this Plan shall comply with the requirements of Code Section 162(m); provided, however, that in the event the Board determines that such compliance is not desired with respect to any Award or Awards available for grant under the Plan, then compliance with Code Section 162(m) will not be required. In addition, in the event that changes are made to Code Section 162(m) to permit greater flexibility with respect to any Award or Awards available under the Plan, the Board may, subject to this Article 14, make any adjustments it deems appropriate.

Article 15.  Withholding

     15.1. Tax Withholding. The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy Federal, state, and local taxes, domestic or foreign, required by law or regulation to be withheld with respect to any taxable event arising as a result of this Plan.

     15.2. Share Withholding. With respect to withholding required upon any taxable event arising as a result of Share-based Awards granted hereunder, Participants may elect, subject to the approval of the Board, to satisfy the withholding requirement, in whole or in part, by having the Company withhold Shares to satisfy their tax obligations. With respect to withholding required upon the exercise of Options or upon the lapse of restrictions on Restricted Stock, Participants may only elect to have Shares withheld having a Fair Market Value on the date the tax is to be determined equal to the minimum statutory total tax which could be imposed on the transaction. All elections shall be irrevocable, made in writing, signed by the Participant, and shall be subject to any restrictions or limitations that the Board, in its sole discretion, deems appropriate.

Article 16.  Indemnification

     Each person who is or shall have been a member of the Committee, or of the Board, shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit, or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by him or her in settlement thereof, with the Company's approval, or paid by him or her in satisfaction of any judgment in any such action, suit, or proceeding against him or her, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend it on his or her own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

Article 17.  Successors

     All obligations of the Company under the Plan with respect to Awards granted hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

Article 18.  Legal Construction

     18.1. Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular and the singular shall include the plural.

     18.2. Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

     18.3. Requirements of Law. The granting of Awards and the issuance of Shares under the Plan shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

     18.4. Securities Law Compliance. With respect to Insiders, transactions under this Plan are intended to comply with all applicable conditions or Rule 16b-3 or its successors under the 1934 Act. To the extent any provision of the plan or action by the Board fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Board.

     18.5. Governing Law. To the extent not preempted by federal law, the Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the state of Delaware.

                                 EXHIBIT 13 (i)

                       1997 Annual Report To Shareholders
                  For The Fiscal Year Ended December 31, 1997
                              (Financial Section)


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                (Dollars in thousands, except per share amounts)


The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Stone & Webster, Incorporated and Subsidiaries (the "Company") for the periods noted. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. This statement specifies the computation, presentation and disclosure requirements for earnings per share. As disclosed in Notes K and U to the consolidated financial statements, the adoption of SFAS 128 did not have an impact on the Company's earnings per share calculations for years prior to 1996 and had an immaterial impact in 1997 and 1996. Unless noted otherwise, earnings per share calculations disclosed are diluted.

Results Of Operations - 1997 Compared With 1996

Revenue for 1997 was $1,322,540, an increase of 14 percent from the $1,164,837 reported in 1996. The increased revenue reflected continued improvement in the Company's Engineering, Construction and Consulting segment. Operating income for 1997 increased to $47,292 from an operating loss of $25,920 in 1996. Net income was $33,510, or $2.59 per share in 1997, in comparison with a net loss of $10,644, or $0.80 per share for 1996. New orders for 1997 of $1,330,970 decreased by 22 percent from the $1,714,139 in new orders reported in 1996. Orders are the net total of new orders, scope changes and cancellations. Consistent with the nature of the Company's businesses, significant new awards can create variability in the Company's awards pattern. Backlog increased to $2,519,302 at December 31, 1997 from $2,487,552 at December 31, 1996.

Components of earnings per share in 1997 and 1996 were:

--------------------------------------------------------------------------------
                                                           1997         1996
                                                          ------       ------
Operations                                                $2.50        $1.35
Loss on Middle East joint venture contract                (1.20)          --
Pension related items                                      0.80         0.69
                                                          ------       ------
  Earnings per share from ongoing operations               2.10         2.04
Divested operations                                        0.08        (0.50)
Restructuring, other charges and asset divestitures        0.41        (2.34)
                                                          ------       ------
  Earnings (loss) per share                               $2.59       $(0.80)
--------------------------------------------------------------------------------

For the years ended December 31, 1997 and 1996, the Company's results included significant items which were non-recurring. Operating income, excluding non-recurring items, for 1997 was $63,507 compared with operating income, excluding non-recurring items, of $39,822 in 1996. Net income for 1997, also excluding non-recurring items, was $42,568, compared with net income excluding non-recurring items, of $27,279 for 1996.

Non-Recurring Items - 1997 and 1996

In 1997, the Company recorded a loss of $25,781 ($15,469 after tax or $1.20 per share) related to a contract awarded in 1994, being executed by a joint venture in the Middle East. To recognize its share of the cost to complete this contract, the Company recorded a loss of $7,692 ($5,000 after tax or $0.38 per share) in the second and third quarters of 1997 and an additional $18,089 ($10,469 after tax or $0.82 per share) in the fourth quarter of 1997. The joint venture expects to pursue claims related to this contract but no estimated recovery for these claims is included in the 1997 results.

In 1997, the Company moved its corporate offices from New York to Boston. The space made available from this consolidation was sublet or deleted from the lease at costs consistent with amounts provided for in 1996.

In the fourth quarter of 1997, the Company completed the sale of an office building in Boston for $20,000, consisting of cash and a note receivable. The Company reported a gain of $8,939 ($5,363 after tax or $0.41 per share) on the sale of the property. The gain was reported partially as operating income of $7,954 with the remaining $985 reported as a gain on sale of assets. The operating income portion, $7,954, was the amount reported as an operating loss in the third quarter of 1996. The Company expects to complete the sale of its real estate holdings in Cherry Hill, New Jersey, in 1998.

In 1996, the Company recorded restructuring and other charges of $54,424 in the third quarter in connection with a major operational and financial restructuring. This included a charge of $30,509 ($19,974 after tax, or $1.49 per share) to write down certain Boston and New Jersey properties to fair value and to provide for anticipated losses in subleasing the New York office. A charge of $1,832 was recorded in the first quarter of 1996 for the expected sublease loss for a vacant floor in the New York office.

The financial statement impact of 1997 non-recurring items is summarized in the table on the following page.

1997 - Non-Recurring Items

--------------------------------------------------------------------------------------------------
                                          Middle East   Gain From                   1997 Excluding
                                1997      Joint         Sale Of     Divested        Non-Recurring
                            As Reported   Venture(1)    Assets(2)   Operations(3)   Items
                            -----------   -----------   ---------   -------------   --------------
Revenue                     $1,322,540     $     --      $    --       $    --        $1,322,540
Cost of revenue              1,254,964      (25,781)          --        (1,612)        1,230,795
                            -----------   -----------   ---------   -------------   --------------
Gross profit (loss)             67,576      (25,781)          --         1,612            91,745
                            -----------   -----------   ---------   -------------   --------------
Selling, general and
  administrative expenses      (20,284)          --       (7,954)           --            28,238
                            -----------   -----------   ---------   -------------   --------------
Operating income (loss)         47,292      (25,781)       7,794         1,612            63,507
                            -----------   -----------   ---------   -------------   --------------
Net income (loss)           $   33,510     $(15,469)      $5,363        $1,048        $   42,568
                            -----------   -----------   ---------   -------------   --------------
Income (loss) per share          $2.59       $(1.20)       $0.41         $0.08             $3.30
--------------------------------------------------------------------------------------------------

(1) Includes provisions for the Company's share of joint venture contract losses in the Middle East.
(2) Gain on the sale of an office building in Boston. The operating income portion of $7,954 reflects the amount reported as an operating loss as part of the 1996 restructuring and other charges.
(3) Represents the Company's share of cash distributions from liquidation of the Binghamton Cogeneration Partnership.

The 1996 restructuring included the divestiture of the Auburn VPS Partnership. The partnership, which was 94.3 percent owned by the Company, had been unable to meet its debt service requirements. In the third quarter of 1996, the assets of the partnership were transferred to the lenders in return for cancellation of the related construction debt, resulting in a loss of $989 or $0.07 per share. This amount included a loss of $11,538 ($7,776 after tax, or $0.59 per share) and an extraordinary gain of $10,283 ($6,787 after taxes, or $0.52 per share) for the extinguishment of the construction debt. Losses on the operation of the Auburn VPS Partnership for 1996, after interest expense of $4,125, were $11,640 ($6,984 after tax, or $0.52 per share).

Also in the third quarter of 1996, the Company recorded a charge of $12,377 ($7,553 after tax, or $0.57 per share) to recognize several contract related and operational items. Among these were provisions for resolution, reached in the quarter, of a contract scope dispute, damages resulting from contract performance delays and recognition of a judgment awarded and anticipated settlement costs of several employment related matters.

Divested operations in 1997 included proceeds from the liquidation of the Binghamton Cogeneration Partnership. During the year, the Company received cash distributions in excess of distributions expected at the time that the partnership was liquidated. The cash distributions were recognized as income of $1,612 ($1,048 after tax, or $0.08 per share).

In the fourth quarter of 1996, a charge of $4,172 ($2,712 after tax, or $0.21 per share) was recorded to write down the Company's one-third interest in the Binghamton Cogeneration Partnership to its estimated fair value. The fair value was determined based on the expected cash distribution resulting from partnership liquidation. Liquidation and a cash distribution occurred in January 1997.

The financial statement impact of 1996 non-recurring items is summarized in the following table:

1996 - Non-Recurring Items

-------------------------------------------------------------------------------------------------------------------------
                                             Binghamton        Divested                      Contract      1996 Excluding
                                   1996      and Auburn        Partnership     Real Estate   Adjustments   Non-Recurring
                               As Reported   Divestitures(1)   Operations(2)   Adjustments   and Other     Items
                               -----------   ---------------   -------------   ----------    -----------   --------------
Revenue                        $1,164,837       $    --           $ 2,345        $     --     $     --     $1,162,492
Cost of revenue                 1,099,064         4,172             6,721              --        9,919      1,078,252
                               -----------   ---------------   -------------   -----------   -----------   --------------
Gross profit (loss)                65,773        (4,172)           (4,376)             --       (9,919)        84,240
                               -----------   ---------------   -------------   -----------   -----------   --------------
Selling, general and
  administrative expenses          91,693        11,538             2,770          30,509        2,458         44,418
                               -----------   ---------------   -------------   -----------   -----------   --------------
Operating income (loss)           (25,920)      (15,710)           (7,146)        (30,509)     (12,377)        39,822
Income (loss) before
  extraordinary item              (17,431)      (10,488)           (6,695)        (19,974)      (7,553)        27,279
Extraordinary item - gain
  on extinguishment of debt         6,787         6,787                --              --           --             --
                               -----------   ---------------   -------------   -----------   -----------   --------------
Net income (loss)              $  (10,644)      $(3,701)          $(6,695)       $(19,974)     $(7,553)    $   27,279
                               -----------   ---------------   -------------   -----------   -----------   --------------
Income (loss) per share            $(0.80)       $(0.28)           $(0.50)         $(1.49)      $(0.57)         $2.04
-------------------------------------------------------------------------------------------------------------------------

(1) Includes loss on Binghamton Cogeneration Partnership write-down and a loss on the divestiture of the Auburn VPS Partnership.
(2) Includes operations of the Binghamton Cogeneration Partnership and the Auburn VPS Partnership.

Engineering, Construction and Consulting Segment

The Engineering, Construction and Consulting segment reported revenue of $1,299,220 in 1997, an increase of 14 percent over the $1,143,587 reported for the same period in 1996. Operating income for the year was $49,595 in comparison to an operating loss of $20,249 in 1996. Operating income excluding non-recurring items was $65,810 compared with operating income excluding non-recurring items of $45,493 in the prior year.

This discussion summarizes business operations excluding non-recurring items and divested operations. In 1997 and 1996, all non-recurring items and divested operations were reported in the Engineering, Construction and Consulting segment.

--------------------------------------------------------------------------------
                                                                       Percent
                                 1997         1996       Incr/(Decr)   Increase
                              ----------   -----------   -----------   --------
Revenue                       $1,299,220   $1,143,587      155,633        14%
Revenue, excluding
  divested partnerships        1,299,220    1,141,242      157,978        14%
Operating income (loss)           49,595      (20,249)      69,844
Operating income, excluding
  non-recurring items             65,810       45,493       20,317        45%
                              ----------   -----------   -----------   --------
Identifiable assets              676,954      625,466       51,488         8%
                              ----------   -----------   -----------   --------
Operating Margin, excluding
  non-recurring items               5.1%         4.0%
--------------------------------------------------------------------------------

New orders (net of scope changes and cancellations) were $1,330,970 for 1997 in comparison with $1,714,139 in 1996. Revenue, new orders and backlog for 1997 and 1996 were:

Revenue, New Orders And Backlog

--------------------------------------------------------------------------------
                                                               Incr/(Decr)
                               1997             1996           Percent
                           -----------      -----------        -----------
Beginning backlog          $2,487,522       $1,917,000             30%
New orders                  1,330,970        1,714,139            (22)%
Revenue                    (1,299,220)      (1,143,587)            14%
                           -----------      -----------        -----------
Ending backlog             $2,519,302       $2,487,552              1%
--------------------------------------------------------------------------------

New orders by Division for 1997 and 1996 were:

New Orders By Division

--------------------------------------------------------------------------------
                                                                       Percent
                                 1997         1996      Incr/(Decr)   Increase
                              ----------   ----------   -----------   --------
Power                         $  640,843   $  262,137    $ 378,706       145%
Process                          340,880      701,354     (360,474)      (51)%
Environmental/Infrastructure      55,542      532,163     (476,621)      (90)%
Industrial                       256,916      188,871       68,045        36%
Other                             36,789       29,614        7,175        24%
                              ----------   ----------   -----------   --------
New orders (net)              $1,330,970   $1,714,139    $(383,169)      (22)%
--------------------------------------------------------------------------------

The increase in Power Division orders was due to ongoing demand for engineering and construction as the power industry continues to restructure. Major orders include a combined cycle plant for a large international power producer, ongoing service awards involving nuclear engineering work, and several international contracts in Africa, Asia and the Middle East.

The decrease in Process Division orders reflects both the exceptionally strong order intake recorded in 1996 and the slowdown that occurred in the second half of 1997 in the Asian economies. Work on a grassroots petrochemical project in Indonesia has been suspended pending resolution of financing issues by the client. Substantial work on this contract is unlikely to be restarted until the second half of 1998 at the earliest. This project represents $537,920 of the current backlog.

In 1997, the Environmental/Infrastructure Division focused on developing and releasing work under existing Federal Task order contracts that had been awarded in prior years. Significant new work was obtained in environmental remediation and wastewater.

The segment revenue increase reflects a decrease of $46,897 for domestic and an increase of $202,530 for export and international projects. The mix of domestic and international work in 1997 and 1996 was:

Domestic/International Mix of Revenue

--------------------------------------------------------------------------------
                                                                  Incr/(Decr)
                                       1997           1996        Percent
                                    ----------     ----------     -----------
United States - domestic            $  635,685     $  682,582         (7)%
United States - export                 396,194        187,324        112%
International                          267,341        273,681         (2)%
                                    ----------     ----------     -----------
Total export and international      $  663,535     $  461,005         44%
Total engineering, construction
  and consulting revenue            $1,299,220     $1,143,587         14%
                                    ----------     ----------     -----------
Percent export and international           51%            40%
--------------------------------------------------------------------------------

The increased export and international revenue reflects continuing strong Process Division activity in international markets and increased Power Division revenue in Europe, the Middle East and Asia.

Power Division revenue grew from 1996 to 1997 due to increased billable hours, primarily on nuclear service work, and increases in lump sum construction contracts. Much of the increase in lump sum contracts was achieved on international projects. Process Division revenue also grew, with the Indonesian grassroots petrochemical refinery providing a significant component of the Division's revenue. Revenue in the Environmental/Infrastructure Division did not increase relative to backlog due to the slow start up of task order releases on major Federal environmental remediation contracts. Industrial Division revenue decreased due to delays in anticipated contract awards and completion of several significant projects in 1997. The table following shows Engineering, Construction and Consulting revenue, excluding divested operations, by Division for 1997 and 1996.

Revenue By Division

--------------------------------------------------------------------------------
                                                                       Percent
                                 1997        1996(1)    Incr/(Decr)   Increase
                              ----------   ----------   -----------   --------
Power                         $  537,809   $  412,375     $125,434       30%
Process                          452,122      409,322       42,800       11%
Environmental/Infrastructure     108,165      107,422          743        1%
Industrial                       169,417      182,370      (12,953)      (7)%
Other                             31,707       29,753        1,954        7%
                              ----------   ----------   -----------   --------
Total revenue                 $1,299,220   $1,141,242     $157,978       14%
--------------------------------------------------------------------------------

(1)  Excludes divested partnerships.

Engineering, Construction and Consulting operating income excluding non-recurring items, was $65,810 in 1997 compared with $45,493 in 1996. The operating margin for 1997 in this segment, excluding non-recurring items, was
5.1 percent compared with 4.0 percent in 1996. The improvement in operating margin is due to increased workload, more effective procurement on lump sum turnkey projects and improvements in project bidding and execution.

In 1997, the Company completed construction of a pipeline pumping station. The client defaulted on payment, and the Company has filed suit to exercise its contractual right to take ownership of the project. The Company recorded reserves of $3,050 to write down related accounts receivable to the anticipated fair value of the pumping station. In the fourth quarter of 1997, the Company received payment and recorded income of $2,859 associated with purchased technology for a standardized, pre-certified design for nuclear power plants for which the Company had recorded a write-down of $6,500 in capitalized costs in 1995.

Cold Storage Segment

--------------------------------------------------------------------------------
                                                                       Percent
                                 1997         1996      Incr/(Decr)   Increase
                              ----------   ----------   -----------   --------
Revenue                         $23,320      $21,250       $2,070        10%
Operating Income                  7,340        5,954        1,386        23%
Identifiable Assets              44,026       42,634        1,392         3%
Operating Margin                  31.5%        28.0%
--------------------------------------------------------------------------------

The Company's Cold Storage segment provides public refrigerated logistics from three cold storage warehouses in the Atlanta metropolitan area. The Cold Storage segment combines low cost, energy efficient storage facilities with customized material handling services.

Cold Storage reported an increase in revenue and operating income of 10 percent and 23 percent, respectively. Operating results for 1997 have improved due to increased utilization of the additional 3.7 million cubic feet of space added in the 1996 expansion of the Rockmart, Georgia facility as well as efficiencies realized from the implementation of a new information system in 1996.

General Corporate and Other Expenses

General corporate expenses for 1997 were $9,643 compared with $11,462 in 1996. Both the 1997 and 1996 expenses include costs associated with the closure of the Company's New York headquarters. The 1996 expenses include costs of developing the strategic and capitalization plan. Interest income net of interest expense for 1997 was $2,530 compared with net interest expense of $3,469, in 1996. This change is due to the higher balances of cash, cash equivalents and U.S. Government securities and the divestiture of the Auburn VPS Partnership which had incurred $4,013 of net interest expense in 1996. The 1997 results include a gain on the sale of assets of $985 related to the sale of an office building in Boston.

Pension Related Items

Pension related items, which reduced operating expenses, were $17,099 in 1997 compared with $14,998 in 1996. These amounts increased net income by $10,345 (or $0.80 per share) in 1997 compared with $9,173 (or $0.69 per share) in 1996.

The following table summarizes total pension related items:

--------------------------------------------------------------------------------
                                           1997          1996         1995
                                        ---------     ---------    ---------
Net pension credit on qualified
  U.S. plan (1)                         $(18,337)     $(15,624)    $(15,175)
Foreign pension expense(2)                 1,238           626          752
Incentive Retirement Program                  --            --        2,112
                                        ---------     ---------    ---------
Total pension related items             $(17,099)     $(14,998)    $(12,311)
                                        ---------     ---------    ---------
After-tax total pension related items   $(10,345)     $ (9,173)    $ (7,529)
                                        ---------     ---------    ---------
Total pension related items per share     $(0.80)       $(0.69)      $(0.52)
--------------------------------------------------------------------------------

(1)   SFAS No. 87 income on qualified U.S. plan.
(2)   SFAS No. 87 expense on qualified foreign plans.

The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of a SFAS 87 net transition asset of $10,199 in 1997, $10,383 in 1996 and $10,383 in 1995. The
plan is overfunded primarily due to favorable asset performance. The transition asset will be fully amortized in 1998.

Income Tax Provision

The income tax provision (benefit) resulted in effective tax rates of 34.0 percent in 1997 and (40.7) percent in 1996. The 1997 rate is lower than the U.S. statutory rate due to utilization of foreign and state net operating loss carryforwards. The Company had a valuation allowance of $11,605 at December 31, 1996 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance decreased by $8,028 to a balance of $3,577 at December 31, 1997. This change resulted primarily from the use of state tax loss carryforwards in 1997, the use of the net operating loss carryforwards relating to one of the Company's U.K. subsidiaries and the reversal of $1,509 of the valuation allowance for this subsidiary. The valuation allowance at December 31, 1997 comprises $118 relating to the carryforwards of an international subsidiary and $3,459 relating to state net operating loss carryforwards.

1996 Compared with 1995

Revenue for 1996 was $1,164,837, an increase of 16 percent from the $1,002,819 reported in 1995. The increased revenue reflected continued improvement in the Company's Engineering, Construction and Consulting segment. Including all restructuring, other charges, asset divestitures and divested operations, the 1996 operating loss was $25,920 compared with operating income of $35,041 in 1995. The net loss in 1996 was $10,644 compared with net income of $14,880 for the prior year. Operating income for 1996, excluding non-recurring items, was $39,822 compared with operating income, excluding non-recurring items, in 1995 of $37,498. Earnings per share from ongoing operations improved to $2.04 per share in 1996 from $1.78 per share in 1995. New orders for 1996 of $1,714,139 increased by 27 percent from the $1,344,587 in new orders reported in 1995. Backlog increased by 30 percent to $2,487,552 from $1,917,000.

Components of earnings per share in 1996 and 1995 are displayed in the following table:

--------------------------------------------------------------------------------
                                                    1996              1995
                                                   -------           ------
Operations                                         $ 1.35            $1.26
Pension related items                                0.69             0.52
                                                   -------           ------
  Earnings per share from ongoing operations         2.04             1.78
                                                   -------           ------
Divested operations                                 (0.50)           (0.22)
Restructuring, other charges and
  asset divestitures                                (2.34)           (0.52)
                                                   -------           ------
  Earnings per share                               $(0.80)           $1.04
--------------------------------------------------------------------------------

In 1995, the Company divested its Real Estate Development business and its Oil and Gas Production business. The loss on these divestitures was $12,443 ($7,511 after tax, or $0.52 per share) consisting of a loss on the sale of the Real Estate Development business of $18,570 and a gain on the sale of the Oil and Gas Production business of $6,127. The Real Estate Development business was sold for $42,500 in cash which was, in part, used to retire $26,360 of related mortgage debt. The Company sold its Oil and Gas Production business for $16,500 in cash.

The financial statement impact of asset divestitures and divested operations in 1995 is summarized in the table following:

1995 - Non-Recurring Items

--------------------------------------------------------------------------------------------------------------
                                            Non-core          Divested         Divested         1995 Excluding
                             1995           Business          Business         Partnership      Non-Recurring
                             As Reported    Divestiture(1)    Operations(2)    Operations(3)    Items
                             -----------    --------------    -------------    -------------    --------------
Revenue                      $1,002,819       $     --           $12,347          $   770          $989,702
Cost of revenue                 918,169             --             7,948            3,562           906,659
                             -----------    --------------    -------------    -------------    --------------
Gross profit (Loss)              84,650             --             4,399           (2,792)           83,043
Selling, general and
  administrative expenses        49,609             --             3,155              909            45,545
                             -----------    --------------    -------------    -------------    --------------
Operating income (loss)          35,041             --             1,244           (3,701)           37,498
Income (loss) before tax         23,471        (12,443)             (256)          (5,030)           41,200
                             -----------    --------------    -------------    -------------    --------------
Net income (loss)            $   14,880       $ (7,511)          $  (153)         $(3,057)         $ 25,601
                             -----------    --------------    -------------    -------------    --------------
Income (loss) per share           $1.04         $(0.52)           $(0.01)          $(0.21)            $1.78
--------------------------------------------------------------------------------------------------------------

(1) Includes loss on divestiture of the Company's Real Estate Development business and gain on the sale of its Oil and Gas Production business.
(2) Includes operations of the Company's Real Estate Development business and Oil and Gas Production business.
(3) Includes operations of the Binghamton Cogeneration Partnership and the Auburn VPS Partnership.

The following segment discussion summarizes business operations excluding restructuring, other charges and asset divestitures. In 1996, all restructuring, other charges and asset divestitures were reported in the Engineering, Construction and Consulting segment. In 1995, the Divested Partnership Operations were reported in the Engineering, Construction and Consulting segment and the Non-core Business Divestiture and Divested Business Operations were reported in the Other segment.

Engineering, Construction and Consulting Segment

--------------------------------------------------------------------------------
                                                                        Percent
                                     1996        1995     Incr/(Decr)   Increase
                                 -----------   --------   -----------   --------
Revenue                          $1,143,587    $969,284     $174,303       18%
Revenue (excluding
  divested partnerships)          1,141,242     968,514      172,728       18%
Operating (loss) income             (20,249)     38,941      (59,190)       --
Operating income, excluding
  non-recurring items                45,493      42,642        2,851        7%
                                 -----------   --------   -----------   --------
Identifiable assets                 625,466     595,699       29,767        5%
                                 -----------   --------   -----------   --------
Operating Margin, excluding
  non-recurring items                  4.0%        4.4%
--------------------------------------------------------------------------------

New orders (net of scope changes and cancellations) for 1996 improved over 1995 by 27 percent. All Divisions, except the Power Division, recorded substantial increases in orders versus 1995. The new order rate was sufficiently strong to allow both an 18 percent increase in revenue and a 30 percent increase in backlog. Revenue, new orders and backlog for 1996 and 1995 were:

Revenue, New Orders and Backlog

--------------------------------------------------------------------------------
                                                                Percent
                                     1996          1995         Increase
                                -----------     -----------     --------
Beginning backlog               $1,917,000      $1,541,967         24%
New orders                       1,714,139       1,344,587         27%
Revenue                         (1,143,587)       (969,284)        18%
                                -----------     -----------     --------
Ending backlog                  $2,487,552      $1,917,000         30%
--------------------------------------------------------------------------------

New orders by Division for 1996 and 1995 were:

New Orders By Division

--------------------------------------------------------------------------------
                                                                       Percent
                                  1996         1995      Incr/(Decr)   Increase
                               ----------   ----------   -----------   --------
Power                          $  262,137   $  629,851    $(367,714)     (58)%
Process                           701,354      393,849      307,505       78%
Environmental/Infrastructure      532,163      195,840      336,323      172%
Industrial                        188,871       99,965       88,906       89%
Other                              29,614       25,082        4,532       18%
                               ----------   ----------   -----------   --------
New orders (net)               $1,714,139   $1,344,587      369,552       27%
--------------------------------------------------------------------------------

The decrease in the Power Division orders in 1996 was due to the particularly strong order rate in 1995, cancellation of a significant project due to financing difficulties on the part of the owner and the deferral of several significant awards into 1997. The increase in orders in the Process Division reflected increased demand for ethylene and olefin technology, especially in the Asian developing countries, and the strength of the Company's proprietary technologies in this market segment. The increase in the Environmental/Infrastructure Division was, in large part, due to several major awards for environmental remediation projects. The Industrial Division also had several major awards in 1996 for communications, materials handling, and general industrial facilities.

The revenue increase reflects an increase of $53,203 for domestic and $121,100 for export and international projects. The domestic and international mix of work in 1996 and 1995 was:

Domestic/International Mix Of Revenue

--------------------------------------------------------------------------------
                                                                       Percent
                                             1996           1995       Increase
                                          -----------    ---------     --------
United States - domestic                  $  682,582     $629,379          8%
United States - export                       187,324      111,486         68%
International                                273,681      228,419         20%
                                          -----------    ---------     --------
Total export and international               461,005      339,905         36%
                                          -----------    ---------     --------
Total engineering, construction and
  consulting revenue                      $1,143,587     $969,284         18%
                                          -----------    ---------     --------
Percent export and international                 40%          35%
--------------------------------------------------------------------------------

All Divisions, except for the Power Division, achieved increases in revenue in 1996. Revenue in the Power Division decreased in the nuclear and fossil plant services market segment in 1996 compared with 1995. This was attributable to large construction contracts essentially being completed early in 1996, partially offset by an increase in fossil-new facilities work. Process Division revenue increased in 1996 as a result of continued success in winning and executing lump sum engineering, procurement and construction contracts. The following table shows segment revenue, excluding divested operations, by Division for 1996 and 1995:

Revenue by Division

--------------------------------------------------------------------------------
                                                                      Percent
                                 1996(1)     1995(1)   Incr/(Decr)   Incr/(Decr)
                               ----------   --------   -----------   -----------
Power                          $  412,375   $455,800    $(43,425)      (10)%
Process                           409,322    254,900     154,422        61%
Environmental/Infrastructure      107,422    103,800       3,622         3%
Industrial                        182,370    118,300      64,070        54%
Other                              29,753     35,714      (5,961)      (17)%
                               ----------   --------   -----------   -----------
Total revenue                  $1,141,242   $968,514    $172,728        18%
--------------------------------------------------------------------------------

(1)   Excludes divested partnerships.

Engineering, Construction and Consulting operating income for 1996 was $45,493 excluding non-recurring items compared with $42,642 on the same basis for 1995. The improvement in operating income from ongoing operations was due to improved performance in the Process and Industrial Divisions, partially offset by a decline in the Power Division resulting from the successful completion of work with large incentive fees in 1995.

In the third quarter of 1995, $16,000 were received in settlement of an action taken to recover damages, attorney's fees and other monetary relief from insurance carriers. This settlement, after deducting legal expenses, was recognized as a gain of $7,220 in the third quarter of 1995. Also in the third quarter of 1995, a charge of $2,500 was incurred for a settlement relating to environmental matters. In the same quarter, the Company recorded a write-down of $6,500 in capitalized costs associated with purchased technology.

Cold Storage Segment

--------------------------------------------------------------------------------
                                                                    Percent
                                 1996       1995     Incr/(Decr)    Increase
                               -------    -------    -----------    --------
Revenue                        $21,250    $21,188      $    62         --
Operating income                 5,954      7,783       (1,829)       (23)%
Identifiable assets             42,634     35,143        7,491         21%
Operating margin                 28.0%      36.7%
--------------------------------------------------------------------------------

Revenue from Cold Storage and related activities was essentially unchanged. The 1996 revenue mix included higher levels of storage, handling and freezing revenue and lower levels of rental revenue compared to 1995. Operating income for the year of $5,954 was down 23 percent from 1995 primarily due to the change in revenue mix to lower margin service revenue from the prior year.

The Rockmart, Georgia warehouse was expanded by adding 3.7 million cubic feet of space, which became operational at midyear. The addition provided for increased service to existing customers at the facility and increased blast freezing capacity.

Other Segment and General Corporate Expenses

The Other segment consisted of the Oil and Gas Production and the Real Estate Development businesses which were divested in 1995. General Corporate expenses were $11,462 for 1996 compared with $12,927 in 1995. The 1996 expenses include costs of developing the strategic and capitalization plans and certain costs associated with the closure of the Company's New York headquarters. Also, included in 1996 General Corporate expenses was a credit of $1,890 representing insurance reimbursement of legal fees that had been expensed in prior years and a charge of $2,500 for the settlement of a lawsuit relating to services performed in the 1980s. The 1995 General Corporate expenses included the $2,315 cost of an early retirement program.

Interest income for 1996 of $3,268 was lower than the $6,422 in 1995 due to the lower cash balance available for investment. Interest expense of $6,737 was higher than the $5,549 experienced in 1995 due to the interest incurred by the Auburn VPS Partnership prior to its divestiture.

Pension Related Items

Pension related items, which reduced operating expenses, were $14,988 in 1996 compared with $12,311 in 1995. These items increased net income by $9,173 (or $0.69 per share) compared with $7,529 (or $0.52 per share) in 1995.

Income Tax Provision

The income tax provision (benefit) resulted in effective tax rates of (40.7) percent in 1996 and 36.6 percent in 1995. The 1996 benefit was higher than the U.S. statutory rate due primarily to a net tax benefit from use of foreign net operating loss carryforwards, reversal of $500 of the operating loss carryforward valuation allowance and a tax benefit from use of a Canadian investment tax credit. In 1995, the effective tax rate was higher than the U.S. statutory tax rate primarily due to the impact of state and local income taxes, partially offset by a net tax benefit from international operations and a benefit resulting from a capital loss carryforward on the sale of subsidiaries.

Financial Condition and Liquidity

Cash, cash equivalents and U.S. Government securities increased by $45,046 during 1997. Net cash provided by operating activities primarily reflects a decrease in operating working capital of $30,165. The improvement in days operating working capital outstanding and cash and cash equivalents is a result of increased focus on working capital management including negotiating more favorable terms and conditions in project contracts. The operating working capital and days operating working capital outstanding follow:

--------------------------------------------------------------------------------
                                                1997                1996
                                              ---------           ---------
Accounts receivable                           $180,057            $181,900
Costs and revenue recognized in excess
  of billings                                  102,476             110,023
Accounts payable                               (85,338)            (76,551)
Billings in excess of costs and revenue
  recognized                                  (115,730)           (103,742)
                                              ---------           ---------
Operating working capital                    $  81,465            $111,630
                                              ---------           ---------
Fourth quarter revenue                        $318,541            $308,085
                                              ---------           ---------
Days operating working capital
  outstanding                                       23                  33
--------------------------------------------------------------------------------

Net cash used by investing activities of $48,893 reflects purchases of U.S. Government securities of $121,574 offset by maturities of $93,671. In addition, the Company purchased $25,909 of fixed assets during 1997. Net cash used in financing activities of $17,148 resulted primarily from the purchase of Common Stock of $3,139 under the Company's ongoing share repurchase program, repayments of debt of $6,657 and the payment of dividends of $7,689.

In July 1994, July 1995 and January 1998, the Company's Board of Directors authorized the repurchase of 1,000,000, 1,500,000 and 500,000 shares, respectively, of the Company's common stock. The Company reserves the right to discontinue the repurchase program at any time. Share repurchase transactions and total shares outstanding for 1997, 1996 and since inception of the program have been:

--------------------------------------------------------------------------------
                                                                        Total
                                            1997          1996         Program
                                        -----------   -----------    -----------
Shares outstanding beginning of year    12,834,618    13,855,916     14,977,850
Shares repurchased under program           (81,605)   (1,037,037)    (2,236,409)
Other share transactions                    69,500        15,739         81,072
Shares outstanding end of year          12,822,513    12,834,618     12,822,513
Percentage of outstanding shares
  purchased                                     1%            8%            15%
Repurchase cost                             $3,139       $33,828        $74,176
Average repurchase cost per share           $38.47        $32.62         $33.17
--------------------------------------------------------------------------------

Management believes that the types of businesses in which the Company is engaged require that it maintain a strong financial condition. The Company has on hand and access to sufficient sources of funds to meet its anticipated operating, dividend, share repurchase and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities totaling $28,344. At December 31, 1997, there were no amounts outstanding under these facilities.

The Company enters into forward exchange contracts to hedge anticipated foreign currency procurement related to contract execution. The Company's forward exchange contracts do not subject the Company to significant risk from exchange rate movements, because gains and losses on such contracts offset losses and gains, respectively, on the procurement transactions being hedged. Although the Company can not accurately predict changes in foreign currency exchange rates, Management does not believe that a change will have a material impact.

In the normal course of executing lump sum turnkey engineering, procurement and construction contracts, the Company may enter into purchase commitments for equipment, material and services that, depending on the circumstances, may require payment of cancellation costs in the event of contract termination. It is the Company's policy to negotiate termination and suspension clauses in a contract providing for reimbursement to the Company for all reasonable cancellation costs associated with a project termination or cancellation. In the event that the contracting party is unable to fulfill their commitment for reimbursement, the Company could be liable to its suppliers for payment of cancellation costs.

Outstanding debt consisted of the following as of December 31, 1997 and 1996:

--------------------------------------------------------------------------------
                                                    1997           1996
                                                  -------        -------
Mortgage debt-company occupied buildings          $23,882        $25,313
Lease debt (primarily for office equipment)           378            604
Subsidiary working capital bank loans                  --          5,000
                                                  -------        -------
Total debt                                        $24,260        $30,917
--------------------------------------------------------------------------------

Other Accounting Matters

The Company is in the process of replacing certain systems and evaluating and upgrading other computer applications to ensure their functionality with respect to the "year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

This Management's Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that are based on Management's best judgment as to what may occur in the future. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, the uncertain timing of awards and contracts, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies world-wide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights, increasing competition by foreign and domestic companies and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts.)

--------------------------------------------------------------------------------
                                             Years ended December 31,
                                           1997           1996           1995
                                       -----------    ----------     -----------
Revenue                                $1,322,540     $1,164,837     $1,002,819
Cost of revenue                         1,254,964      1,099,064        918,169
                                       -----------    ----------     -----------
  Gross profit                             67,576         65,773         84,650
Selling, general and administrative
  expenses                                 20,284         91,693         49,609
                                       -----------    ----------     -----------
Operating income (loss)                    47,292        (25,920)        35,041
Other income (expense)
  Gain (loss) on sale of assets               985             --        (12,443)
  Interest income                           4,269          3,268          6,422
  Interest expense                         (1,739)        (6,737)        (5,549)
                                       -----------    ----------     -----------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary item                       50,807        (29,389)        23,471
Income tax provision (benefit)             17,297        (11,958)         8,591
                                       -----------    ----------     -----------
Income (loss) before extraordinary
  item                                     33,510        (17,431)        14,880
Extraordinary item, net of taxes               --          6,787             --
                                       -----------    ----------     -----------
Net income (loss)                        $ 33,510      $ (10,644)     $  14,880
                                       -----------    ----------     -----------
Per share amounts:
Basic earnings per share:
  Earnings (loss) per share before
    extraordinary item                      $2.61         ($1.32)         $1.04
  Extraordinary item per share                 --           0.52             --
  Basic earnings (loss) per share           $2.61         ($0.80)         $1.04
                                       -----------    ----------     -----------
Diluted earnings per share:
  Earnings (loss) per share before
    extraordinary item                      $2.59         ($1.32)         $1.04
  Extraordinary item per share                 --           0.52             --
  Diluted earnings (loss) per share         $2.59         ($0.80)         $1.04
                                       -----------    ----------     -----------
Dividends declared per share(1)             $0.60          $0.45          $0.60
--------------------------------------------------------------------------------

(1) In 1996, dividends were paid at the annual rate of $0.60 per share, but because of a change in the dividend declaration date, from December 1996 to January 1997 for the first quarter 1997 dividend, only three dividends were declared in 1996.

See accompanying notes to consolidated financial statements.

                          Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts.)

--------------------------------------------------------------------------------
                                                             December 31,
Assets                                                     1997           1996
                                                        ---------      ---------
Current assets:
  Cash and cash equivalents                             $ 75,030       $ 57,887
  U.S. Government securities, at amortized
    cost, which approximates fair value                   31,909          4,006
  Accounts receivable, principally trade                 180,057        181,900
  Costs and revenue recognized in excess
    of billings                                          102,476        110,023
  Deferred income taxes                                   18,835         10,275
  Other                                                      337         30,333
                                                        ---------      ---------
Total current assets                                     408,644        394,424
Assets held for sale                                      10,395         20,885
Fixed assets, net                                        140,177        127,949
Domestic prepaid pension cost                            148,155        129,818
Note receivable                                           15,000             --
Other assets                                              16,406         18,989
--------------------------------------------------------------------------------
                                                        $738,777       $692,065
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
  Bank loans                                            $     --        $ 5,000
  Current portion of long-term debt                        1,750          1,657
  Accounts payable, principally trade                     85,338         76,551
  Billings in excess of costs and revenue
    recognized                                           115,730        103,742
  Accrued liabilities                                     79,351         91,407
  Accrued taxes                                           14,689          7,164
                                                        ---------      ---------
    Total current liabilities                            296,858        285,521
                                                        ---------      ---------
Long-term debt                                            22,510         24,260
Deferred income taxes                                     57,463         43,142
Other liabilities                                         16,714         22,009
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value
    Authorized: 2,000,000 shares
    Issued: none                                              --             --
  Common stock, $1 par value
    Authorized: 40,000,000 shares
    Issued: 17,731,488 shares, including
      shares held in treasury                             17,731         17,731
  Capital in excess of par value of common stock          51,426         50,480
  Retained earnings                                      424,287        398,342
  Cumulative translation adjustment                       (2,205)        (2,280)
                                                        ---------      ---------
                                                         491,239        464,273
                                                        ---------      ---------
  Less: Common stock held in treasury, at cost
          (4,908,975 and 4,896,870 shares,
            respectively)                                127,070        125,724
        Employee stock ownership and restricted
          stock plans                                     18,937         21,416
                                                        ---------      ---------
                                                         146,007        147,140
                                                        ---------      ---------
    Total shareholders' equity                           345,232        317,133
                                                        ---------      ---------
                                                        $738,777       $692,065
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                Consolidated Statements of Shareholders' Equity
               (Dollars in thousands, except per share amounts.)

--------------------------------------------------------------------------------
                                                  Years ended December 31,
                                                 1997         1996        1995
                                              ----------  ----------  ----------
Common stock:
  Balance at beginning and end of year         $ 17,731    $ 17,731    $ 17,731
                                              ----------  ----------  ----------
Capital in excess of par value of
  common stock:
  Balance at beginning of year                   50,480      50,360      50,300
  Excess of market value over cost of
    treasury shares issued under
    Restricted Stock Plan                             7          54          28
  Excess of exercise price over cost of
    treasury shares issued under the
    Stock Option Plan                               406          21          --
  Tax benefit for shares issued under
    Restricted Stock Plan, net                        3          11          11
  Excess of market value over cost of
    treasury shares issued under the
    Stock Plan                                       88          34          21
  Acceleration of stock options                     442          --          --
                                              ----------  ----------  ----------
  Balance at end of year                         51,426      50,480      50,360
                                              ----------  ----------  ----------
Retained earnings:
  Balance at beginning of year                  398,342     414,724     408,211
  Income tax benefit of Employee Stock
    Ownership Plan dividends                        124         173         188
  Net income (loss)                              33,510     (10,644)     14,880
  Dividends declared ($0.60, $0.45 and
    $0.60 per share in 1997, 1996 and
    1995, respectively)                          (7,689)     (5,911)     (8,555)
                                              ----------  ----------  ----------
  Balance at end of year                        424,287     398,342     414,724
                                              ----------  ----------  ----------
Cumulative translation adjustment:
  Balance at beginning of year                   (2,280)     (3,039)     (3,072)
  Adjustments for the year                           75         759          33
                                              ----------  ----------  ----------
  Balance at end of year                         (2,205)     (2,280)     (3,039)
                                              ----------  ----------  ----------
Common stock in treasury:
  Balance at beginning of year                 (125,724)    (92,292)    (66,961)
  Cost of treasury shares:
    Issued under Stock Plan (5,310,
      4,206 and 2,252 shares in 1997,
      1996 and 1995, respectively)                  137         106          52
    Issued under Stock Option Plan
      (63,500 and 4,000 shares in 1997
      and 1996, respectively)                     1,638         100          --
    Issued under Restricted Stock Plan
      (690, 7,533 and 6,000 shares in
      1997, 1996 and 1995, respectively)             18         190         131
    Forfeited under Restricted Stock
      Plan (7,200 shares in 1995)                    --          --        (144)
    Purchased (81,605, 1,037,037 and
      754,443 shares in 1997, 1996 and
      1995, respectively)                        (3,139)    (33,828)    (25,370)
                                              ----------  ----------  ----------
  Balance at end of year                       (127,070)   (125,724)    (92,292)
                                              ----------  ----------  ----------
Employee Stock Ownership and Restricted
  Stock Plans:
  Balance at beginning of year                  (21,416)    (25,813)    (30,891)
  Payments received from Employee Stock
    Ownership Trust (principal only)              2,285       4,538       4,981
  Market value of shares (issued) under
    Restricted Stock Plan, net                      (25)       (244)        (15)
  Amortization of market value of shares
    issued under Restricted Stock Plan              219         103         112
                                              ----------  ----------  ----------
  Balance at end of year                        (18,937)    (21,416)    (25,813)
                                              ----------  ----------  ----------
Total shareholders' equity                    $ 345,232   $ 317,133   $ 361,671
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Cash Flows
                            (Dollars in thousands.)

                                                   Years ended December 31,
                                                 1997         1996        1995
                                              ---------   ----------   ---------
Cash flows from operating activities:
  Net income (loss)                           $ 33,510    $ (10,644)   $ 14,880
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities:
    Restructuring and other charges -
      contract-related and operational
      items                                         --       12,377          --
    Restructuring and other charges -
      real estate write-downs                   (7,954)      30,509          --
    Loss on divestiture of Auburn VPS
      Partnership                                   --        1,254          --
    Depreciation, depletion and
      amortization                              13,681       16,893      19,239
    Deferred income taxes                        5,761      (11,193)      3,305
    Write-down of investments                       --        4,172       6,500
    Domestic pension credit                    (18,337)     (15,624)    (15,175)
    Incentive Retirement Program                    --           --       2,315
    (Gain) loss on sale of assets                 (985)          --      12,443
    Amortization of net cost of stock
      plans                                      1,379        1,922       1,667
    Changes in operating working capital
      (Note V)                                  30,165      (18,814)    (42,020)
    Accrued taxes                                7,525         (791)      1,885
    Accrued liabilities                         (9,088)      44,792      (8,029)
    Other                                       27,527      (26,398)     (1,650)
                                              ---------   ----------   ---------
Net cash provided (used) by operating
  activities                                    83,184       28,455      (4,640)
                                              ---------   ----------   ---------
Cash flows from investing activities:
  Proceeds from maturities of U.S.
    Government securities                       93,671       56,873     147,050
  Purchases of U.S. Government securities     (121,574)      (5,981)   (126,861)
  Proceeds from asset divestitures               4,919           --      59,000
  Purchase of joint venture, net of
    cash acquired                                   --           --      (2,458)
  Purchase of fixed assets                     (25,909)     (24,383)    (27,962)
                                              ---------   ----------   ---------
Net cash (used) provided by investing
  activities                                   (48,893)      26,509      48,769
                                              ---------   ----------   ---------
Cash flows from financing activities:
  Proceeds from long-term debt                      --           --      25,013
  Repayments of long-term debt                  (1,657)     (20,954)    (31,419)
  Increase in bank loans                            --       10,000       8,200
  Decrease in bank loans                        (5,000)     (13,200)         --
  Payments from Employee Stock Ownership
    Trust                                        4,588        7,216       9,970
  Payments to Employee Stock Ownership
    Trust                                       (4,251)      (6,739)     (9,084)
  Purchase of common stock for treasury         (3,139)     (33,828)    (25,370)
  Dividends paid                                (7,689)      (7,989)     (8,672)
                                              ---------   ----------   ---------
Net cash (used) by financing activities        (17,148)     (65,494)    (31,362)
                                              ---------   ----------   ---------
Net increase (decrease) in cash and
  cash equivalents                              17,143      (10,530)     12,767
Cash and cash equivalents at beginning
  of year                                       57,887       68,417      55,650
                                              ---------   ----------   ---------
Cash and cash equivalents at end of year      $ 75,030     $ 57,887    $ 68,417
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
               (Dollars in thousands, except per share amounts.)

(A) Summary of Significant Accounting Policies

Stone & Webster, Incorporated and Subsidiaries (the "Company") has prepared its financial statements in accordance with generally accepted accounting principles and has adopted accounting policies and practices which are generally accepted in the industries in which it operates. The following are the Company's significant accounting policies:

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Stone & Webster, Incorporated and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.

During 1996, substantially all of the Company's subsidiaries outside the United States and Canada changed their fiscal years from November 30 to December 31. Therefore, the 1996 consolidated financial statements include the operations of these subsidiaries for thirteen months. This change did not have a material impact on the 1996 consolidated financial statements. The 1997 and 1995 consolidated financial statements include the operations of these subsidiaries for twelve months.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates are related to long-term contracts, pension plans, income taxes and contingencies. Actual results could differ from these estimates.

Revenue Recognition on Long-Term Contracts

The Company recognizes engineering and construction revenue on a percentage-of-completion method, primarily based on contract costs incurred compared with total estimated costs (contract costs include both direct and indirect costs). When the Company is contractually responsible for materials, craft labor, equipment and subcontractor costs, these items are included in revenue and cost of revenue. Revisions to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Certain contracts contain provisions for performance incentives. Such incentives are included in revenue when realization is assured. Contract change orders in excess of agreed contract prices are included in revenue when approved by the client. Revenue recognized in excess of amounts billed is classified in current assets. Accounts receivable include amounts representing retainages under long-term contracts which are due within one year. These retainage amounts are not material. The Company anticipates that substantially all of its costs and revenue recognized in excess of billings will be billed and collected over the next twelve months and there were no significant amounts included in accounts receivable or costs and revenue recognized in excess of billings under contracts for claims subject to uncertainty as to their ultimate realization. Billings in excess of revenue recognized are classified in current liabilities.

Cash Equivalents and U.S. Government Securities

Cash equivalents consist of U.S. Government securities held for cash management purposes having maturities of three months or less from the date of purchase, and overnight repurchase agreements. Assets classified as U.S. Government securities have maturity dates of one year or less. All of the Company's U.S. Government securities are U.S. Treasury bills and notes, which the Company intends to hold to maturity.

Fixed Assets

Fixed assets are stated at cost. Depreciation generally is provided on a straight-line basis (accelerated methods for income taxes) over the estimated useful lives of the assets. Depreciation and depletion of oil and gas producing properties and natural gas pipeline systems generally were provided on the unit of production method. Amortization is provided for leased property and equipment on a straight-line basis over the life of the lease. The cost and accumulated depreciation of fixed assets sold are removed from the accounts and the related gains or losses, if any, are reflected in earnings or loss for the period.

Equity in Joint Ventures and Limited Partnerships

As is common in the industry, the Company executes certain contracts jointly with third parties through joint ventures and limited partnerships. Investments in 20 to 50 percent owned companies and investments in limited partnerships owned more than 5 percent by the Company are accounted for by the equity method.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Undistributed earnings of foreign subsidiaries for which the Company has not provided deferred U.S. income taxes because a taxable distribution of these earnings, approximately $16,960 at December 31, 1997, is not anticipated. This amount represents the accumulated earnings of consolidated international subsidiaries which are being permanently reinvested in their operations. Investment tax credits are accounted for by reducing income taxes currently payable and the provision for income taxes in the period the related assets are placed in service.

Foreign Exchange Contracts

The Company uses derivative financial instruments to hedge equipment and material procurement commitments undertaken as contract activities in the ordinary course of business. The Company's foreign forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. Accordingly, the unrealized gains and losses are deferred and accounted for as part of the underlying transactions. At December 31, 1997, the Company had approximately $20,619 of foreign currency exchange contracts outstanding relating to contract obligations. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults.

Earnings Per Share

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This statement specifies the computation, presentation and disclosure requirements for earnings per share. As disclosed in Notes K and U to the consolidated financial statements, the adoption of SFAS 128 did not have an impact on the Company's earnings per share calculations for years prior to 1996 and had an immaterial impact in 1997 and 1996. Unless noted otherwise, earnings per share amounts are presented on a diluted basis.

Long-Lived Assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). Accordingly, the losses on the asset divestitures recorded in 1996, as discussed in Note B to the consolidated financial statements, are included as part of the operating loss in the consolidated statement of operations for the year ended December 31, 1996 and subsequent revisions in estimates are recorded in operating income to the extent of the original write down.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year's format.

(B) Divestiture of Non-Core Assets

During 1997, 1996 and 1995, the Company completed several transactions involving the disposal of non-core and underperforming assets. In 1997, the Company recorded income of $8,939 ($5,363 after tax or $0.41 per share) on the sale of a 140,000 square foot building in Boston. The operating income portion, $7,954, was the amount reported as an operating loss in 1996. The remaining $985 was recorded as a gain on sale of assets. In the third quarter of 1996, the Company transferred the assets of the Auburn VPS Partnership, in which the Company owned a 94.3 percent interest, to the partnership's lender in return for cancellation of the related construction debt. As a result, the Company recorded an after-tax charge of $989, or $0.07 per share, which included a loss on forfeiture of $11,538 ($7,776 net of tax, or $0.59 per share) to write down the partnership's plant to fair value and an extraordinary gain of $10,283 ($6,787 net of taxes, or $0.52 per share) for the extinguishment of the construction debt.

In 1996, the Company recorded a charge of $4,172 ($2,712 net of tax, or $0.21 per share) to write down the Company's one-third interest in the Binghamton Cogeneration Partnership to fair market value in connection with the partnership's agreement to sell its power purchase agreement, terminate various supply and purchase contracts and to cease partnership operations. The sale was completed in January 1997. During 1997, the Company received cash distributions, reported as operating income, resulting from liquidation of partnership assets of $1,612 ($1,048 net of taxes, or $0.08 per share) from the partnership.

In 1995, the Company completed the divestiture of the Oil & Gas Production business and the Real Estate Development business. Both businesses were sold for cash. The effect of these transactions was:

--------------------------------------------------------------------------------
                                                         1995
                                        ----------------------------------------
                                        Oil & Gas      Real Estate
                                        Production     Development       Total
                                        ----------     -----------     ---------
Sale proceeds                             $16,500       $ 42,500       $ 59,000
Pre-tax gain (loss) on sale                 6,127        (18,570)       (12,443)
After-tax gain (loss) on sale               4,434        (11,945)        (7,511)
Gain (loss) per share                       $0.31         $(0.83)        $(0.52)
--------------------------------------------------------------------------------

(C) Interest Expense

Interest expense for 1995 excludes $3,471 which was capitalized as part of the construction cost for a wastepaper recycling plant and a new office facility. No interest was capitalized in 1997 or 1996.

(D) Income Taxes

The Company reported taxable income of approximately $44,000 in 1997. The Company used a federal alternative minimum tax ("AMT") credit in 1997. The AMT credit carryforward was $1,013 at December 31, 1997. This AMT credit can be carried forward indefinitely to reduce future federal income taxes payable. The income tax provision (benefit) consists of the following:

--------------------------------------------------------------------------------
                                                1997          1996        1995
                                              --------     ---------     -------
Current tax expense (benefit)
  United States                               $ 4,851      $ (2,396)     $1,201
  State and local                               3,133           704       1,407
  International (1)                             3,552         1,627       2,678
                                              --------     ---------     -------
Total current                                  11,536           (65)      5,286
                                              --------     ---------     -------
Deferred tax expense (benefit)
  United States                                 5,046       (10,280)      2,804
  State and local                                 586          (353)        963
  International                                   129        (1,260)       (462)
                                              --------     ---------     -------
Total deferred                                  5,761       (11,893)      3,305
                                              --------     ---------     -------
Income tax provision (benefit)                $17,297      $(11,958)     $8,591
--------------------------------------------------------------------------------

(1) Includes taxes, in lieu of income taxes, of $921 in 1997, $360 in 1996 and $798 in 1995 on international projects which are calculated based on gross receipts.

Deferred tax liabilities (assets) are composed of the following:

--------------------------------------------------------------------------------
                                                              December 31,
                                                            1997          1996
                                                          --------      --------
Long-term liabilities:
  Depreciation                                            $12,188       $ 9,772
  Retirement                                               60,836        52,739
  Other                                                     1,202         1,280
                                                          --------      --------
Total long-term liabilities                                74,226        63,791
                                                          --------      --------
Long-term assets:
  Deferred rent                                            (1,944)       (3,302)
  Employee Stock Ownership Plan
    interest payments and contributions                    (4,165)       (4,091)
  Incentive Retirement Program                             (3,501)       (3,458)
  AMT credit carryforward                                  (1,013)       (4,146)
  Foreign net operating loss carryforward                  (2,127)       (7,468)
  State net operating loss carryforwards                   (3,459)       (4,637)
  Capital loss carryforward                                    --          (561)
  Non-currently deductible accruals                        (4,131)       (4,591)
                                                          --------      --------
Total long-term assets                                    (20,340)      (32,254)
                                                          --------      --------
Net operating loss valuation allowance                      3,577        11,605
                                                          --------      --------
Net long-term deferred tax liabilities                     57,463        43,142
                                                          --------      --------
Current assets:
  Vacation pay                                             (4,995)       (4,346)
  Severance pay                                              (430)         (465)
  State net operating loss carryforwards                     (660)         (763)
  Capital loss carryforward                                  (760)       (1,460)
  Contract reserves                                        (7,904)            0
  Other                                                    (4,086)       (3,241)
                                                          --------      --------
Total current deferred tax assets                         (18,835)      (10,275)
                                                          --------      --------
Net deferred tax liabilities                              $38,628       $32,867
--------------------------------------------------------------------------------

The Company had a valuation allowance of $11,605 at December 31, 1996 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1997 was a decrease of $8,028 for a total valuation allowance of $3,577 at December 31, 1997. This change resulted primarily from the use of state tax loss carryforwards of $8,287 in 1997, the effect of the change in the U.K. exchange rate, the use of the net operating loss carryforward relating to one of the Company's U.K. subsidiaries, and the reversal of $1,509 of the valuation allowance for this subsidiary. The valuation allowance at December 31, 1997 comprises $3,459 relating to state net operating loss carryforwards and $118 relating to the carryforwards of international subsidiaries.

For tax purposes, approximately $78,220 (with a tax benefit of $6,246) of the net operating loss carryforwards remain at December 31, 1997, of which $6,874 (with a tax benefit of $2,127) is applicable to international subsidiaries and the remaining $71,346 (with a tax benefit of $4,119) relates to state net operating loss carryforwards. Use of the international net operating loss carryforwards is limited to future taxable earnings of the subsidiaries and never expires under current regulations. The state net operating loss carryforwards of $71,346 are applicable to many states and will expire as follows:

--------------------------------------------------------------------------------
          1998                                   $ 2,404
          1999                                     7,408
          2000                                       768
          2001                                     6,185
          2002                                     1,443
          2003                                     4,076
          2004                                     2,124
          Thereafter                              46,938
                                                 --------
                                                 $71,346
--------------------------------------------------------------------------------

The Company has determined that it will be able to realize a tax benefit of $660 relating to these state net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $3,459, which is fully reserved for) are expected to expire unused.

The following is an analysis of the difference between the United States statutory income tax rate and the Company's effective income tax rate:

--------------------------------------------------------------------------------
                                                1997         1996         1995
                                             ---------    ---------    ---------
United States statutory income tax
  rate                                          35.0%       (35.0)%       35.0%
Increase (decrease) resulting from:
  State and local income taxes, net of
    United States tax effect                     4.8          0.8          6.6
  Meals and entertainment                        1.2          1.7          2.0
  Difference in effective tax rate of
    international operations and projects,
    net of United States tax effect              6.1           --          4.3
  Investment tax credit - Canada                (0.3)        (3.7)          --
  Adjustment of prior years' federal
    income tax accruals, net of interest
    effect                                        --         (0.3)         0.9
  Utilization of net operating loss
    carryforwards of international
    operations                                 (12.4)        (3.8)        (6.1)
  Sale of subsidiaries - capital loss
    carryforward                                  --           --         (2.4)
  Other                                         (0.4)        (0.4)        (3.7)
Effective income tax rate                       34.0%       (40.7)%       36.6%
--------------------------------------------------------------------------------

Income (loss) before income taxes and extraordinary item were:

--------------------------------------------------------------------------------
                                                 1997         1996        1995
                                               --------    ---------    --------

Domestic                                       $30,818     $(34,815)    $15,861
International                                   19,989        5,426       7,610
                                               --------    ---------    --------
                                               $50,807     $(29,389)    $23,471
--------------------------------------------------------------------------------

(E) Assets Held for Sale and Real Estate Related Charges

During 1996, the Company completed a review of its organizational structure, strategic plan and asset base. As a result of this review, the Company decided to sell a 140,000 square foot building in Boston, Massachusetts and a building in Cherry Hill, New Jersey. The Company recorded a charge of $20,137 ($13,751 after tax, or $1.03 per share) in 1996 in connection with the write-down of these properties. The total carrying amount of the properties written down was $20,885 at December 31, 1996. In December 1997, the Company sold the building in Boston for $20,000, resulting in income of $8,939.

Also during 1996, the Company announced its intention to consolidate its New York corporate headquarters with the Boston headquarters of the Company's principal operating subsidiary, Stone & Webster Engineering Corporation, and that certain floors of its New York office space would be offered for sublease. The total charge recorded in the third quarter of 1996 for the write-down of the leases was $10,372 ($6,223 after tax, or $0.46 per share), which represents lease commitments and estimated costs to sublet net of anticipated sublease income. In the first quarter of 1996, a reserve of $1,832 was recorded for the expected sublease loss for a vacant floor in the New York office. These amounts were recorded as accrued liabilities. As a result of the relocation of the corporate offices to Boston in 1997, the Company vacated four floors of the New York office space. Subsequent to the relocation, the Company entered into agreements to sublet one floor and to delete two floors from the lease. The Company anticipates subletting the remaining floor in 1998. The costs incurred were consistent with amounts provided for in the third quarter of 1996.

The Company expects to complete the sale of its real estate holdings in Cherry Hill, New Jersey in 1998. It also expects to take ownership of a pumping station in satisfaction of a client receivable.

(F) Fixed Assets

Following is a summary of fixed assets at December 31:

--------------------------------------------------------------------------------
                                                         1997           1996
                                                       ---------      ---------
Office buildings and other real estate                 $ 75,120       $ 74,390
Furniture and equipment                                 166,165        145,876
Cold storage property, plant and equipment               64,249         61,794
                                                       ---------      ---------
                                                        305,534        282,060
Less accumulated depreciation and
  amortization                                          165,357        154,111
                                                       ---------      ---------
Fixed assets, net                                      $140,177       $127,949
--------------------------------------------------------------------------------

Fixed assets include computer equipment under capital leases of $2,731 at December 31, 1997 and $2,832 at December 31, 1996; related amounts included in accumulated depreciation were $1,663 at December 31, 1997 and $1,528 at December 31, 1996. Total depreciation expense was $12,018 for 1997, $15,429 for 1996 and $16,785 for 1995.

During 1996, certain assets previously included in office buildings and other real estate were reclassified to assets held for sale on the consolidated balance sheets.

(G) Bank Loans

The Company has one line of credit for $25,000. There were no balances outstanding under this line of credit at December 31, 1997. In 1996, a subsidiary of the Company had agreements with two financial institutions for lines of credit totaling $25,000. At December 31, 1996, $5,000 was outstanding under these agreements. The $5,000 outstanding at December 31, 1996 was repaid during January 1997. The weighted average interest rate was 5.74 percent. Borrowings under the agreements were used for general corporate purposes and incurred interest based on the London Interbank Offered Rate. See Note J to the consolidated financial statements for information on other financing arrangements available to the Company.

(H) Long-Term Debt

Long-term debt consists of the following at December 31:

--------------------------------------------------------------------------------
                                                         1997           1996
                                                       ---------      ---------
Mortgage loans, due 2009, 6.44%                         $23,882        $25,313
Capitalized lease obligations                               378            604
                                                       ---------      ---------
                                                         24,260         25,917
Less current portion                                      1,750          1,657
                                                       ---------      ---------
Total long-term debt                                    $22,510        $24,260
--------------------------------------------------------------------------------

A subsidiary of the Company has a mortgage loan collateralized by an office building and other real estate with a net book value of $26,497 at December 31, 1997. This 6.44 percent mortgage loan was obtained to finance the acquisition of land and the construction of an office building occupied by an engineering subsidiary of the Company. Principal payments required on long-term debt in the years 1998 through 2002 are $1,750, $1,783, $1,736, $1,851 and $1,974, respectively.

(I) Accrued Liabilities

Accrued liabilities consist of the following at December 31:

--------------------------------------------------------------------------------
                                                          1997          1996
                                                        --------      --------
Salaries and benefits                                   $20,033       $17,834
Insurance accruals and premiums                          17,417        46,354
Reserve for loss on sublease                              3,102        12,204
Reserve for joint venture contract loss                  25,781            --
Other                                                    13,018        15,015
                                                       ---------      ---------
Total accrued liabilities                               $79,351       $91,407
--------------------------------------------------------------------------------

During 1996, the Company recorded a $32,500 insurance reserve representing a settlement amount and a $30,000 related asset classified under other current assets, representing anticipated insurance recovery from settlement of a lawsuit resulting from work performed in the 1980s. The settlement for this case was completed in 1997. In the third quarter of 1996, the Company recorded charges to recognize several contract-related and operational items. Among these were provisions for resolution, reached during the third quarter, of a contract scope dispute, damages resulting from contract performance delays and recognition of a judgment awarded and anticipated settlement costs of several employment-related matters. The total amount of the charges, recorded to accounts receivable, costs and revenue recognized in excess of billings and accrued liabilities, was $12,377 ($7,553 after tax, or $0.57 per share).

(J) Commitments and Contingencies

In the normal course of executing lump sum turnkey engineering, procurement and construction contracts, the Company may enter into purchase commitments for equipment, material and services that, depending on the circumstances, may require payment of cancellation costs in the event of contract termination. It is the Company's policy to negotiate termination and suspension clauses in contracts providing for reimbursement to the Company for all reasonable cancellation costs associated with a project termination or cancellation. In the event that the contracting party is unable to fulfill their commitment for reimbursement, the Company could be liable to its suppliers for payment of cancellation costs.

Rental  expense  was  $4,710  in 1997,  $5,800 in 1996 and  $5,900 in 1995.  The
Company and subsidiaries have leases for office space, computer equipment and other office equipment with varying lease terms. All noncancelable leases have been categorized as either capital or operating and, under most leasing arrangements, the Company and subsidiaries pay property taxes, insurance and maintenance and expenses related to the leased properties. Future minimum lease payments under long-term leases as of December 31, 1997 are as follows:

--------------------------------------------------------------------------------
                                                        Capital      Operating
                                                        Leases        Leases
                                                        -------      ---------
          1998                                            $237         $9,214
          1999                                             158          8,060
          2000                                              --          6,589
          2001                                              --          6,546
          2002                                              --          5,879
          2003 and thereafter                               --         23,604
                                                        -------      ---------
          Total minimum lease payments                     395        $59,892
          Amount representing interest                      17
                                                        -------      ---------
          Present value of minimum lease payments         $378
                                                        -------      ---------
          Less rental and sublease income                             (32,946)
                                                                     ---------
          Total                                                       $26,946
--------------------------------------------------------------------------------

The current portion of the present value of the minimum lease obligations under capital leases as of December 31, 1997 amounted to $233.

The Company has recognized losses of $25,781 related to a contract being executed by a partially-owned joint venture in the Middle East. The joint venture plans to pursue claims related to losses on the contract. No cost recovery for these claims is included in the 1997 results.

The Company and certain subsidiaries have been named as defendants, along with others, in legal actions claiming damages in connection with engineering and construction projects and other matters. Most such actions involve claims for personal injury or property damage which occur from time to time in connection with services performed relating to project or construction sites and for which coverage under appropriate insurance policies usually applies. Other actions arising in the normal course of business include employment-related claims and contractual disputes for which insurance coverage or other contractual provisions may or may not apply. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by subsidiaries of the Company and often such matters may be resolved without going through a complete and lengthy litigation process. A case involving performance on a client contract was settled in 1996 for a net cost of $2,500.

As discussed in Note M in the Annual Report to Shareholders for the year 1996, several legal matters were resolved in 1995. Payment was made in 1995 of $4,936, for which a provision had been made, representing satisfaction of a 1993 judgment against a subsidiary of the Company in a contract-related law suit. In another legal action to recover damages, attorneys' fees and other monetary relief from insurance carriers, a settlement in which a subsidiary of the Company received $16,000 was reached in the third quarter of 1995. This settlement, after reduction for current and deferred legal expenses of $8,780, was recognized as a gain of $7,220 in the third quarter of 1995.

The Company continues to have possible liabilities relating to environmental pollution. In the third quarter of 1995, a settlement was recorded relating to environmental matters for which a charge of $2,500 was incurred, representing the amount of the settlement net of cash received from insurance carriers of $1,500. The Company and two of its subsidiaries are named as defendants in two legal actions brought by, and have received other claims from, private parties seeking contributions for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. No governmental authority has sought similar redress from the Company or its subsidiaries (except in the case of one subsidiary in limited connection with claims made with respect to clients of that subsidiary) nor has the Company been determined to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, management believes that it has valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

Management believes, on the basis of its examination and consideration of these matters and such possible liabilities, including consultation with counsel, that none of these legal actions, nor such possible liabilities, will result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements.

In addition to the domestic subsidiary's line of credit discussed in Note G to the consolidated financial statements, an international subsidiary of the Company has an overdraft banking facility of $3,344 which is used for general corporate purposes. The overdraft banking facility incurs interest based on 1 percent over the bank's published rate. At December 31, 1997 and 1996, no amounts were outstanding under the overdraft banking facility.

As discussed in Note B to the consolidated financial statements, the Company wrote down its investment in the Binghamton Cogeneration Partnership to fair value in 1996. During construction of the project, the Company was required to obtain letters of credit in favor of the bank financing the project to assure that certain financial obligations were met. In January 1997, these letters of credit in the amount of $1,830 were canceled. Subsequently, the Company was required to obtain a standby letter of credit in January, 1997 in the amount of $6,000 to collateralize its obligation under an indemnity agreement among the Company, the other partners in the Binghamton Cogeneration Partnership and certain other parties. The Company is required to maintain this letter of credit through January 2003.

At December 31, 1997, subsidiaries of the Company have contingent liabilities of $29,500 arising from guarantees to banks for credit facilities extended to unconsolidated affiliates for general operating purposes.

(K) Earnings Per Share (EPS)

--------------------------------------------------------------------------------
                                                       For the Year Ended
                                                       December 31, 1997
                                               ---------------------------------
                                                            Shares     Per share
                                                 Income     (000s)       Amount
                                               ---------    -------    ---------
Basic EPS
Income available to common shareholders         $33,510     12,812       $2.61
                                               ---------    -------    ---------
Effect of dilutive securities
Stock options                                        --        117        (.02)
                                               ---------    -------    ---------
Diluted EPS
Income available to common shareholders
  and assumed exercises                         $33,510     12,929       $2.59
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                       For the Year Ended
                                                       December 31, 1996
                                               ---------------------------------
                                                            Shares     Per share
                                                 Income     (000s)       Amount
                                               ---------    -------    ---------
Basic and Diluted EPS (1)
Income before extraordinary item               $(17,431)    13,223      $(1.32)
                                               ---------    -------    ---------
Income available to common shareholders         (10,644)    13,223       (0.80)
--------------------------------------------------------------------------------

(1) Because the computation of diluted EPS shall not assume exercise of securities that would have an antidilutive effect on earnings per share, as is the case in a loss year, the effect of outstanding stock options was excluded from the diluted calculation.

--------------------------------------------------------------------------------
                                                       For the Year Ended
                                                       December 31, 1995
                                               ---------------------------------
                                                            Shares     Per share
                                                 Income     (000s)       Amount
                                               ---------    -------    ---------
Basic EPS
Income available to common shareholders         $14,880     14,367       $1.04
                                               ---------    -------    ---------
Effect of dilutive securities
Stock options                                        --          9          --
                                               ---------    -------    ---------
Diluted EPS
Income available to common shareholders
  and assumed exercises                         $14,880     14,376       $1.04
--------------------------------------------------------------------------------

(L) Treasury Stock

In July, 1995, and January, 1998, the Board of Directors of the Company authorized an increase in the share repurchase program from 1,000,000 to 2,500,000 shares and from 2,500,000 to 3,000,000 shares, respectively, of the Company's common stock in open market transactions at prevailing prices. The Company reserves the right to discontinue the repurchase program at any time. The Company acquired 81,605 shares in 1997 and 1,037,037 shares in 1996 under the repurchase program. Through December 31, 1997, the Company has repurchased 2,236,409 shares.

(M) Common Stock

Beginning in the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter. Accordingly, the first quarter 1997 dividend was declared in January 1997 instead of in December 1996. This change had no effect on the annual dividend payment rate of $0.60 per share, although only $0.45 was declared in 1996.

In 1996, the Board of Directors of the Company approved a Shareholder Rights Plan and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $125 per one one-hundredth of a Preferred Share, subject to adjustment ("Purchase Price"). The description and terms of the Rights are set forth in a Rights Agreement dated as of August 15, 1996. The Rights will expire on August 15, 2006 unless extended or unless the Rights are earlier redeemed or exchanged by the Company.

The Rights are not exercisable until the earlier to occur of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons ("Acquiring Person") have acquired beneficial ownership of 15 percent or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date decided by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for 15 percent or more of the outstanding shares of Common Stock. In such event, each holder (other than such Acquiring Person) of a Right will have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired or 50 percent or more of its assets are sold after a person or group has become an Acquiring Person, each holder of a Right, upon exercise thereof, will have the right to receive that number of shares of common stock of the acquiring company which will have a market value of two times the then Purchase Price.

(N) Employee Stock Ownership and Restricted Stock Plans

Under the terms of the Employee Stock Ownership Plan (the "ESOP"), the Company and participating subsidiaries make contributions to the Employee Stock Ownership Trust (the "Trust") which can acquire from the Company up to 5,000,000 shares of common stock of the Company, for the exclusive benefit of participating employees.

A note receivable from the Trust, issued in 1976 as consideration for 2,400,000 shares of common stock sold by the Company to the Trust was paid in full in September 1996. The amount of the note, including interest, was $52,872. The remaining notes receivable from the Trust, received as consideration by the Company for the 1,600,000 shares of common stock sold to the Trust subsequent to 1976, are payable in level payments of principal and interest over 20 years. The last sale of shares to the Trust by the Company occurred in 1985. At December 31, 1997, the balance of the notes receivable from the Trust was $18,654. The unamortized cost of the shares is being funded by annual contributions necessary to enable the Trust to meet its current obligations, after taking into account dividends received on the common stock held by the Trust. The net cost of the ESOP is being amortized over 20-year periods from the dates of acquisition of shares. The charge to income was $1,160 in 1997, $1,819 in 1996 and $1,555 in 1995. The accrued cost of the ESOP, included in other liabilities, was $9,165 and $10,247 at December 31, 1997 and 1996, respectively.

In May 1995, the number of shares of common stock remaining available for future awards under the Restricted Stock Plan (the "Restricted Plan") was reduced. Under the terms of the Restricted Plan, which will terminate June 1, 1998 unless extended, the Company may award up to a total of 250,000 shares, after giving effect to the reduction mentioned above, of Company common stock to key employees. Restricted Plan awards of 690 shares in 1997, 7,533 shares in 1996 and 6,000 shares in 1995, previously held as Company treasury stock, were granted subject to the restrictions described in the Restricted Plan. The market value of the shares awarded is being charged to income over the vesting period, typically five years. At December 31, 1997, 1,731,223 shares have been awarded, net of shares forfeited and the unamortized portion of the market value was $283.

In 1997, the Company established an incentive compensation plan, the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan, which is subject to approval by the Company's shareholders and is intended to replace the Company's Restricted Stock Plan and 1995 Stock Option Plan. Subject to this approval, the maximum number of shares to be issued shall be 650,000 plus such shares which shall have been authorized but unissued under the old plans. All employees and directors are eligible to participate in the plan.

(O) Stock Option Plan and Stock Plan

In May 1995, the Shareholders approved the 1995 Stock Option Plan whereby key employees are eligible to receive options either as incentive stock options as defined under the Internal Revenue Code, or as nonqualified options to purchase shares of the Company's common stock. Non-employee directors may be granted only nonqualified options. The exercise price of any option granted under the 1995 Stock Option Plan may not be less than the fair market value of the Company's common stock as of the date of grant and such options may not be exercisable later than ten years from the date of grant.

Nonqualified options to purchase 2,000 shares were granted to each non-employee director as of the effective date of the 1995 Stock Option Plan and have been or will be granted to each new non-employee director upon initial election or appointment to the Board of Directors. Thereafter on a yearly basis, nonqualified options to purchase 1,000 shares will be granted to each non-employee director. The total number of shares which may be issued under the 1995 Stock Option Plan may not exceed 825,000 shares, which includes an increase of 75,000 shares approved by the Board of Directors during the second quarter of 1997. A summary of the non-qualified options granted and respective price ranges follows:

--------------------------------------------------------------------------------
                        Non-Employee Directors             Key Employees
                     ---------------------------    ---------------------------
                     Options                        Options
                     Granted       Price Range      Granted       Price Range
                     -------    ----------------    -------    ----------------
1995                 20,000     $30 1/4 - 36        142,500    $31 - 36 1/2
1996                 15,000      32 3/4 - 34 1/4    341,500     32 5/8 - 34 7/8
1997                  9,000      40 1/2             255,000     32 1/8 - 47 1/8
--------------------------------------------------------------------------------

All options awarded to non-employee directors are nonexercisable for the first six months. Twenty-five percent of the nonqualified options granted to key employees in 1996 and 1997 become exercisable on each of the first four anniversary dates of the grant, with the exception of 100,000 options granted in 1996 which were exercisable immediately. Nonqualified options granted to key employees in 1995 become exercisable after three years.

As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. Using the intrinsic value-based method of accounting prescribed by APB 25, no compensation expense is recognized upon the issuance of employee stock options if the exercise price of the options equals the quoted market price of the underlying stock on the date of grant.

However, as required by SFAS 123, for companies electing to remain with APB 25, pro forma information regarding net income and earnings per share is presented below and has been determined as if the Company had accounted for its non-employee director and employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of
6.67 percent, 6.02 percent and 5.92 percent; dividend yields of 1.6 percent, 1.9 percent and 2.0 percent; volatility factors of the expected market price of the Company's common stock of .210, .193 and .230; and a weighted-average expected life of the option of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation costs for the Company's stock option plan awards been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as shown in the following table:

--------------------------------------------------------------------------------
                                                1997         1996        1995
                                              --------    ---------    --------
As reported net income (loss)                 $33,510     $(10,644)    $14,880
As reported net income (loss) per share         $2.59       $(0.80)     $ 1.04
Pro forma net income (loss) (unaudited)       $32,803     $(11,536)    $14,701
Pro forma net income (loss) per share
  (unaudited)                                   $2.54       $(0.83)      $1.03
--------------------------------------------------------------------------------

A summary of the Company's stock option activity, and related information for the years ended December 31 is displayed on the following page:

---------------------------------------------------------------------------------------------
                                    1997                  1996                  1995
                              -------------------   -------------------   -------------------
                                        Weighted-             Weighted-             Weighted-
                                        Average               Average               Average
                              Average   Exercise              Exercise              Exercise
                              Options   Price       Options   Price       Options   Price
                              -------   ---------   -------   ---------   -------   ---------
Outstanding - beginning
  of year                     471,000    $32.98     135,500    $31.19          --         --
Granted                       264,000     37.89     356,500     33.56     162,500     $31.15
Exercised                      63,500     32.20       4,000     30.25          --         --
Canceled                       15,000     32.34      17,000     31.46      27,000      30.94
                              -------   ---------   -------   ---------   -------   ---------
Outstanding - end of year     656,500     35.05     471,000     32.98     135,500      31.19
Exercisable at end of year    186,370     34.27     153,000     33.96      16,000      30.25
                              -------   ---------   -------   ---------   -------   ---------
Weighted-average fair
  value of options granted
  during the year                        $10.30                 $7.90                  $7.96
---------------------------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 1997 ranged from $30.25 to $47.13. The weighted-average remaining contractual life of those options is 8.6 years.

In 1997, the Company established the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan as discussed in Note N.

In January 1997, the Board of Directors terminated the 1995 Stock Plan for Non-Employee Directors (the "1995 Stock Plan") and adopted the 1997 Stock Plan for Non-Employee Directors (the "1997 Stock Plan"). Before the 1995 Stock Plan was terminated, non-employee directors of the Company received shares in payment of their annual retainer and were able to elect to receive all or a portion of director meeting fees in common stock. Under the 1995 Stock Plan, 4,206 and 2,252 shares were issued to non-employee directors during 1996 and 1995, respectively. Under the 1997 Stock Plan, non-employee directors will receive an annual stock grant of 400 shares, payable on a quarterly basis, as part of their annual retainer. Non-employee directors may also elect to receive all or a portion of director meeting fees in shares of common stock. During 1997, 5,310 shares were issued to non-employee directors under the 1997 Stock Plan.

(P) Retirement Plans

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

The Company's international subsidiaries in the United Kingdom and Canada have defined benefit plans covering executive, administrative, technical and other employees. The U.K. plan is contributory and the benefits are based primarily on years of service and employees' average pay during their last ten years of service. The Canada plan is noncontributory and the benefits are based primarily on years of service and employees' career average pay. The Company's policy is to make contributions which are equal to the current year cost plus amortization of prior service cost. Plan assets consist principally of common stocks and bonds.

Pension related items for the plans include the following components:

--------------------------------------------------------------------------------
1997                                     Domestic     International      Total
                                         ---------    -------------    ---------
Service cost - benefits earned
  during the year                         $ 6,995         $2,043        $ 9,038
Interest cost on projected
  benefit obligation                       31,924          3,887         35,811
Actual return on assets                   (90,233)        (8,103)       (98,336)
Net amortization and deferral              32,977          3,411         36,388
                                         ---------    -------------    ---------
Total pension related items              $(18,337)        $1,238       $(17,099)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1996                                     Domestic     International      Total
                                         ---------    -------------    ---------
Service cost - benefits earned
  during the year                         $ 7,309         $1,565       $  8,874
Interest cost on projected
  benefit obligation                       30,496          3,558         34,054
Actual return on assets                   (96,448)        (3,975)      (100,423)
Net amortization and deferral              43,019           (522)        42,497
                                         ---------    -------------    ---------
Total pension related items              $(15,624)        $  626       $(14,998)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1995                                     Domestic     International      Total
                                         ---------    -------------    ---------
Service cost - benefits earned
  during the year                         $ 6,557         $1,346       $ 7,903
Interest cost on projected
  benefit obligation                       29,757          3,078        32,835
Actual return on assets                  (112,938)        (3,376)     (116,314)
Net amortization and deferral              61,449           (296)       61,153
                                         ---------    -------------    ---------
Net pension cost (credit)                 (15,175)           752       (14,423)
Incentive Retirement Program
  charges                                   2,112             --         2,112
                                         ---------    -------------    ---------
Total pension related items             $ (13,063)        $  752      $(12,311)
--------------------------------------------------------------------------------

In the fourth quarter of 1995, a voluntary Incentive Retirement Program (the "Program") was offered to, and accepted by, employees of Stone & Webster, Incorporated. Total Program costs of $2,315 ($1,416 after tax, or $0.10 per share), including $203 for incentive benefits from a nonqualified Supplemental Retirement Plan, representing the actuarially determined present value of Program benefits, were charged to costs and expenses with corresponding offsets to prepaid pension cost of $2,112 and $203 to accrued liabilities.

Fluctuations in the actual return on plan assets reflect fluctuations in the market prices of equity securities as well as debt securities owned by the pension plan. These fluctuations account for most of the variation in the net amortization and deferral component of pension cost. Amortization of the transition asset resulted in a credit to income of $10,199 in 1997 and $10,383 in 1996.

A reconciliation of the domestic plan's funded status to the balance sheet prepaid pension cost is as follows at December 31:

--------------------------------------------------------------------------------
                                                           1997          1996
                                                        ----------    ----------
Actuarial present value of benefits:
  Vested benefit obligation                             $(456,860)    $(405,090)
                                                        ----------    ----------
  Accumulated benefit obligation                        $(460,561)    $(406,969)
                                                        ----------    ----------
Projected benefit obligation                            $(480,138)    $(423,876)
Plan assets at fair value                                 684,655       615,321
                                                        ----------    ----------
Excess of assets over projected
  benefit obligation                                    $ 204,517     $ 191,445
                                                        ----------    ----------
Unrecognized prior service cost                            10,682        12,475
Unrecognized net (gain)                                   (57,211)      (54,070)
Unrecognized net transition (asset)                        (9,833)      (20,032)
                                                        ----------    ----------
Prepaid pension cost                                    $ 148,155     $ 129,818
--------------------------------------------------------------------------------

Domestic pension cost is separately captioned in the balance sheet as domestic prepaid pension cost and is included in long-term assets. The plan's funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using assumed discount rates of 7.0 percent at December 31, 1997 and 7.75 percent at December 31, 1996 and an assumed long-term rate of compensation increase of 4.5 percent at December 31, 1997 and 1996. Pension cost was determined using an assumed long-term rate of return on plan assets of 9.25 percent at January 1, 1997 and 1996 and 9.75 percent at January 1, 1995.

A reconciliation of the international plans' funded status is as follows at December 31:

--------------------------------------------------------------------------------
                                                           1997          1996
                                                         ---------     ---------
Actuarial present value of benefits:
  Vested benefit obligation                              $(43,459)     $(38,286)
                                                         ---------     ---------
  Accumulated benefit obligation                         $(43,459)     $(38,286)
                                                         ---------     ---------
Projected benefit obligation                             $(53,351)     $(46,685)
Plan assets at fair value                                  56,727        50,030
                                                         ---------     ---------
Excess of assets over projected benefit
  obligation                                              $ 3,376       $ 3,345
Unrecognized prior service cost                               144           178
Unrecognized net (gain)                                      (760)         (938)
Unrecognized net transition (asset)                        (1,862)       (2,222)
                                                         ---------     ---------
Prepaid pension cost                                        $ 898         $ 363
--------------------------------------------------------------------------------

Net international prepaid pension cost is included in the consolidated balance sheets in other long-term assets. The plans' funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using an assumed weighted discount rate ranging from 7 percent to 8 percent at December 31, 1997 and 8 percent at December 31, 1996, and assumed long-term rates of compensation increases of 5 percent at December 31, 1997. Pension cost was determined using assumed long-term rates of return on plan assets ranging from 8 percent to 9 percent for 1997 and 1996 and 8.7 percent for 1995.

(Q) International Subsidiaries

Net income and assets, net of liabilities, of international subsidiaries amounted to $16,308 and $35,248 in 1997, $5,602 and $20,018 in 1996 and $5,173
and $14,153 in 1995, respectively.

(R) Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, U.S. Government securities and accounts receivable. The Company maintains its cash balances with several major financial institutions thus limiting the amount of credit exposure to any one financial institution. The Company invests all excess cash balances in U.S. Government treasury securities and repurchase agreements. Concentrations of credit risk with respect to trade receivables are limited due to the large number of engineering and construction clients comprising the Company's customer base and their dispersion across different business and geographic areas. Most contracts require payments as the projects progress or in certain cases advance payments. Consistent with industry practices, the Company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed if a default occurs. The Company maintains adequate reserves for potential credit losses and such losses have been within management's estimates.

(S) Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents and U.S. Government securities approximate their fair values because of the short maturity of the instruments.

At December 31, 1997, long-term debt, excluding capital lease obligations, consists of a mortgage loan relating to an office building. The carrying value of the mortgage loan for a subsidiary's office building was $23,882 which approximates fair value.

The Company had several foreign exchange forward contracts at December 31, 1997. These contracts had varying maturities through January 2000. At December 31, 1997, the notional amount of foreign exchange forward contracts outstanding was $20,619. The fair value and unrealized loss on these contracts was $1,250 and $1,365, respectively, at December 31, 1997.

The Company and its subsidiaries have entered into other financial agreements in the normal course of business. These agreements, which by their nature contain potential risk of loss, include lines of credit, letters of credit, performance bonds and performance guarantees. The fair values of these agreements are estimated at $709 and $784 at December 31, 1997 and 1996, respectively, based on the fees paid to obtain the obligations.

(T) Business Segments

The Company, through its subsidiaries, is principally engaged in providing professional engineering, design, procurement, construction, consulting and full environmental services for power, process, environmental/infrastructure and industrial projects worldwide. The Company's cold storage business offers consolidated distribution of frozen products for food processors and others throughout the southeastern United States. Although the Company has numerous clients and is not dependent on any single client, one or a few clients may contribute a substantial portion of the Company's consolidated revenue in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of years. The Engineering, Construction and Consulting services segment had one client in 1997 (12 percent), no clients in 1996 and one client in 1995 (13 percent), who accounted for 10 percent or more of consolidated revenue. The Cold Storage business segment had no single customer providing 10 percent or more of consolidated revenue.

Information regarding business segments is shown on page 43 and is incorporated herein.

(U) Quarterly Financial Data (Unaudited)

--------------------------------------------------------------------------------------------------------------
1997                                                First      Second      Third        Fourth
                                                   Quarter     Quarter     Quarter      Quarter        Year
                                                  ---------   ---------   ---------    ---------   -----------
Revenue                                           $349,525    $286,258    $368,216     $318,541    $1,322,540
Operating income                                     8,802      13,048      13,840       11,602        47,292
Income before income taxes                           9,205      13,650      14,469       13,483        50,807
Net income                                           5,568       9,482       9,385        9,075        33,510
Basic earnings per share                              0.43        0.74        0.73         0.71          2.61
Diluted earnings per share (1)                        0.43        0.74        0.73         0.69          2.59
--------------------------------------------------------------------------------------------------------------
(1) Diluted earnings per share includes
      earnings per share from the following:
      Operations                                      0.22        0.47        0.53         0.08          1.30
      Pension related items                           0.21        0.21        0.20         0.18          0.80
                                                  ---------   ---------   ---------    ---------   -----------
        Earnings per share from ongoing
          operations                                  0.43        0.68        0.73         0.26          2.10
      Divested operations                               --        0.06          --         0.02          0.08
      Restructuring, other charges and asset
        divestitures                                    --          --          --         0.41          0.41
                                                  ---------   ---------   ---------    ---------   -----------
        Earnings per share                            0.43        0.74        0.73         0.69          2.59

--------------------------------------------------------------------------------------------------------------
1996                                                First      Second      Third        Fourth
                                                   Quarter     Quarter     Quarter      Quarter        Year
                                                  ---------   ---------   ---------    ---------   -----------
Revenue                                           $305,834    $268,708    $282,210     $308,085    $1,164,837
Operating income (loss)                             10,215       7,468     (49,268)       5,665       (25,920)
Income (loss) before income taxes and
  extraordinary item                                 9,376       5,887     (50,464)       5,812       (29,389)
Income (loss) before extraordinary item              5,532       3,740     (31,680)       4,977       (17,431)
Net income (loss)                                    5,532       3,740     (24,893)(3)    4,977       (10,644)
Earnings (loss) per share before
  extraordinary item                                  0.41        0.28       (2.38)        0.37         (1.32)
Earnings (loss) per share (2)                         0.41        0.28       (1.86)        0.37         (0.80)
--------------------------------------------------------------------------------------------------------------
(2) Diluted earnings (loss) per share includes
      earnings per share from the following:
        Operations                                    0.46        0.35        0.19         0.35          1.35
        Pension related items                         0.13        0.14        0.21         0.21          0.69
          Earnings per share from ongoing
            operations                                0.59        0.49        0.40         0.56          2.04
        Divested operations                          (0.18)      (0.21)      (0.12)        0.01         (0.50)
        Restructuring, other charges and asset
          divestitures                                  --          --       (2.14)       (0.20)        (2.34)
          Earnings (loss) per share                   0.41        0.28       (1.86)        0.37         (0.80)
--------------------------------------------------------------------------------------------------------------

(3) Includes extraordinary gain of $6,787, net of taxes, for extinguishment of debt related to the transfer of the Auburn VPS Partnership assets to the construction lenders.

A substantial portion of the Company's business is derived from long-term engineering and construction contracts. Revenue is determined on the percentage-of-completion method. Under this method, revisions to earnings estimates recorded in any quarterly period may be adjusted to revenue and cost of revenue recognized in prior periods and may in turn be further adjusted during subsequent quarters. Accordingly, historical results may vary from quarter to quarter.

(V) Consolidated Statements of Cash Flows

The changes in operating working capital as shown in the Consolidated Statements of Cash Flows comprise:

--------------------------------------------------------------------------------
                                                  Years Ended December 31,
                                                1997         1996        1995
                                             ---------    ---------    ---------
Decrease (increase) in:
  Accounts receivable                         $ 1,843     $(21,278)    $(71,464)
  Costs and revenue recognized in excess
    of billings                                 7,547      (55,542)     (21,952)
Increase (decrease) in:
  Accounts payable                              8,787       21,240       32,905
  Billings in excess of costs and revenue
    recognized                                 11,988       36,766       18,491
                                             ---------    ---------    ---------
Changes in operating working capital assets
  and liabilities                              30,165      (18,814)     (42,020)
                                             ---------    ---------    ---------
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest                                   $1,731       $3,658       $5,629
    Income taxes                               $5,634       $3,920       $4,740
                                             ---------    ---------    ---------
Supplemental disclosures of non-cash
  investing and financing activities:
  Receipt of note for asset held for sale     $15,000      $    --      $    --
  Transfer of Auburn VPS Partnership
    property, plant and equipment to
    construction lenders                           --       53,276           --
  Extinguishment of Auburn VPS Partnership
    debt                                           --      (48,750)          --
  Other, net                                                (3,272)          --
  Fair value of assets acquired                    --           --      (10,206)
  Liabilities assumed                              --           --        7,748
                                             ---------    ---------    ---------
                                              $15,000      $ 1,254     $ (2,458)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                Years ended December 31,
                                              1997           1996           1995         1994           1993
                                          -----------    -----------    -----------    ---------    -----------
Revenue:
  Engineering, Construction and
    Consulting services                   $1,299,220     $1,143,587     $  969,284     $748,614     $1,013,265
  Cold Storage and related activities         23,320         21,250         21,188       17,280         16,914
  Other                                           --             --         12,347       13,361         16,130
                                          -----------    -----------    ----------     ---------    -----------
Total revenue                             $1,322,540     $1,164,837     $1,002,819     $779,255     $1,046,309
                                          -----------    -----------    ----------     ---------    -----------
Operating income (loss) (4)               $   47,292     $  (25,920)    $   35,041     $(42,097)    $    6,813
Income (loss) from continuing
  operations                                  33,510        (17,431)        14,880       (7,807)          (370)
Net income (loss) (1, 2, 3 and 4)             33,510        (10,644)        14,880       (7,807)         1,952
Weighted average shares of common and
  common stock equivalents outstanding        12,929         13,223         14,376       14,907         14,978
Basic income (loss) from continuing
  operations per share                         $2.61         $(1.32)         $1.04       $(0.52)        $(0.03)
Diluted income (loss) from continuing
  operations per share                         $2.59         $(1.32)         $1.04       $(0.52)        $(0.03)
Basic earnings (loss) per share
  (1, 2, 3 and 4)                              $2.61         $(0.80)         $1.04       $(0.52)         $0.13
Diluted earnings (loss) per share
  (1, 2, 3 and 4)                              $2.59         $(0.80)         $1.04       $(0.52)         $0.13
Dividends declared per share (5)               $0.60          $0.45          $0.60        $0.60          $0.60
                                          -----------    -----------    -----------    ---------    -----------
Total assets                               $ 738,777      $ 692,065     $  716,772     $678,384     $  683,579
                                          -----------    -----------    -----------    ---------    -----------
Long-term debt                             $  22,510      $  24,260     $   74,677     $ 89,642     $   47,739
--------------------------------------------------------------------------------------------------------------

Notes: (1) Reflects  gain or loss on sale of assets, which increased  net income by $5,363, or $0.41 per share in 1997, decreased net income by $7,511, or $0.52 per share in 1995, and increased net income by $21,208, or $1.42 per share in 1994.
       (2) Includes income from divested operations of $1,048, or $0.08 per share in 1997, and an extraordinary gain of $6,787, or $0.52 per share in 1996 on debt extinguishment from transfer of Auburn VPS Partnership assets to the construction lenders.
       (3) Includes cumulative effect of a change in accounting principle, which increased net income by $2,322, or $0.16 per share in 1993.
       (4) Net Income includes a provision for the Company's share of contract losses on a joint venture in the Middle East of $15,469, or $1.20 per share (operating income includes $25,781) in 1997, restructuring and other charges of $28,516, or $2.14 per share (operating income includes $54,424 for these items) in 1996 (see Notes B, E and I to the consolidated financial statements), a write-down of the Company's equity interest in Binghamton Cogeneration Partnership to fair value in 1996 which reduced net income by $2,712, or $0.21 per share, costs associated with the Incentive Retirement Program of $1,416, or $0.10 per share in 1995, pension curtailment gains which increased net income by $218, or $0.02 per share in 1994 and by $1,072, or $0.07 per share in 1993, severance costs which decreased net income by $12,596, or $0.84 per share in 1994 and $4,967, or $0.33 per share in
           1993 and costs which decreased net income in 1993 as follows: $5,460, or $0.36 per share, associated with the Incentive Retirement Program; $1,131, or $0.08 per share, related to an increase in the statutory federal income tax rate on corporations from 34 percent to 35 percent; $2,340, or $0.16 per share, related to a judgment against a subsidiary of the Company and $2,015, or $0.13 per share, related to an IRS settlement in connection with prior years' income tax returns.
       (5) In the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter. This change had no effect on the annual dividend payment rate of $0.60 per share, although dividends declared in 1996 totaled $0.45 per share.

Market and Dividend Information (Unaudited)

Principal Market - New York Stock Exchange

--------------------------------------------------------------------------------
                                  Sales Price of                 Dividends Paid
                                  Common Shares                  Per Share (1)
                     ----------------------------------------    --------------
                             1997                 1996            1997     1996
                     ------------------    ------------------    -----    -----
Quarter                High       Low        High       Low
                     -------    -------    -------    -------
First                $37 1/2    $31 1/8    $36        $32 5/8    $0.15    $0.15
Second                45 3/8     36         37 3/8     32         0.15     0.15
Third                 55         41 7/8     35 3/8     28 5/8     0.15     0.15
Fourth                55 1/8     41 1/4     34 1/8     30         0.15     0.15
--------------------------------------------------------------------------------

(1) See Note M to the consolidated financial statements.

The Company has purchased and may continue to purchase from time to time additional shares of its common stock for general corporate purposes on the New York Stock Exchange, or otherwise. However, there is no assurance that the Company will continue to purchase shares of its common stock. Also, see Note L to the consolidated financial statements. The approximate number of record holders of common stock as of December 31, 1997 was 5,400. The common stock is also listed for trading on the Boston Stock Exchange.

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



H. Kerner Smith                         Thomas L. Langford
Chairman, President and                 Executive Vice President and
Chief Executive Officer                 Chief Financial Officer

                          BUSINESS SEGMENT INFORMATION

             (See Note T to the consolidated financial statements.
                      All dollar amounts are in thousands.)

Business Segments
--------------------------------------------------------------------------------
                                            1997          1996           1995
                                         -----------   -----------   -----------
Revenue (1)
  Engineering, Construction and
    Consulting services                  $1,299,220    $1,143,587    $  969,284
  Cold Storage and related activities        23,320        21,250        21,188
  Other (2)                                      --            --        12,347
                                         -----------   -----------   -----------
Total revenue                            $1,322,540    $1,164,837    $1,002,819
                                         -----------   -----------   -----------
Operating income (loss) (3)
  Engineering, Construction and
    Consulting services                  $   49,595    $  (20,249)   $   38,941
  Cold Storage and related activities         7,340         5,954         7,783
  Other (2)                                      --          (163)        1,244
  General corporate                          (9,643)      (11,462)      (12,927)
                                         -----------   -----------   -----------
Operating income (loss)                  $   47,292    $  (25,920)   $   35,041
                                         -----------   -----------   -----------
  Interest and dividend income                4,269         3,268         6,422
  Interest expense                           (1,739)       (6,737)       (5,549)
  Gain (loss) on sale of assets                 985            --       (12,443)
                                         -----------   -----------   -----------
Income (loss) before taxes and
  extraordinary item                     $   50,807    $  (29,389)   $   23,471
                                         -----------   -----------   -----------
Identifiable assets (4)
  Engineering, Construction and
    Consulting services                  $  676,954    $  625,466    $  595,699
  Cold Storage and related activities        44,026        42,634        35,143
  Other (2)                                      --            --         1,273
  General corporate                          17,797        23,965        84,657
                                         -----------   -----------   -----------
Total identifiable assets                $  738,777    $  692,065    $  716,772
                                         -----------   -----------   -----------
Depreciation, depletion and
  amortization
  Engineering, Construction and
    Consulting services                  $   11,041    $   14,431    $   14,219
  Cold Storage and related activities         2,640         2,264         1,972
  Other (2)                                      --           198         3,048
                                         -----------   -----------   -----------
Total depreciation, depletion and
  amortization                           $   13,681    $   16,893    $   19,239
                                         -----------   -----------   -----------
Capital expenditures
  Engineering, Construction and
    Consulting services                  $   23,454    $   14,212    $   24,127
  Cold Storage and related activities         2,455         9,995         1,715
  Other (2)                                      --           176         2,120
                                         -----------   -----------   -----------
Total capital expenditures               $   25,909    $   24,383    $   27,962
--------------------------------------------------------------------------------

Geographic Areas
--------------------------------------------------------------------------------
                                             1997          1996          1995
                                         -----------   -----------   -----------
Revenue
  United States - Domestic               $  659,005    $  703,832    $  659,926
  United States - Export (5)                396,194       187,324       111,486
                                         -----------   -----------   -----------
United States - Total                     1,055,199       891,156       771,412
                                         -----------   -----------   -----------
  International                             267,341       273,681       231,407
                                         -----------   -----------   -----------
Total revenue                            $1,322,540    $1,164,837    $1,002,819
                                         -----------   -----------   -----------
Operating income (loss) (3)
  United States                          $   37,638    $  (19,609)   $   40,660
  International                              19,297         5,151         7,308
  General corporate                          (9,643)      (11,462)      (12,927)
                                         -----------   -----------   -----------
Operating income (loss)                  $   47,292    $  (25,920)   $   35,041
                                         -----------   -----------   -----------
Identifiable assets (4)
  United States                          $  602,314    $  620,208    $  567,843
  International                             118,666        47,892        64,272
  General corporate                          17,797        23,965        84,657
                                         -----------   -----------   -----------
Total identifiable assets                $  738,777    $  692,065    $  716,772
--------------------------------------------------------------------------------

(1) Total segment revenue includes revenue from unaffiliated customers as reported in the consolidated statements of operations.
(2) The "Other" segment includes the Oil and Gas Production and Real Estate Development businesses, which were divested in 1995.
(3)  The pension related items included in operating income (loss) are:

--------------------------------------------------------------------------------
(Income) Expense                               1997          1996         1995
                                            ---------    ---------    ---------
Engineering, Construction and
  Consulting services                        $(16,969)    $(14,812)    $(14,206)
Cold Storage and related activities               101          100           91
Other                                              --           --          (65)
General corporate                                (231)        (286)       1,869
                                            ---------    ---------    ---------
Total pension related items                  $(17,099)    $(14,998)    $(12,311)
--------------------------------------------------------------------------------

     Pension related items include the effect of incentive retirement programs. Domestic and international pension related items are presented in Note P to the consolidated financial statements.
(4) Identifiable assets are those assets used in the operation of each segment. General corporate assets are composed primarily of cash, cash equivalents and U.S. Government securities.
(5) Far East/Pacific geographic area includes Indonesia which accounted for 13 percent of consolidated revenue in 1997. No other international geographic area accounted for more than 10 percent of consolidated revenue in 1997, 1996 or 1995.

--------------------------------------------------------------------------------
                                               1997          1996         1995
                                            ---------    ---------    ---------
Far East/Pacific                            $246,743     $105,925     $ 67,598
Other                                        149,451       81,399       43,888
                                            ---------    ---------    ---------
United States - Export                      $396,194     $187,324     $111,486
--------------------------------------------------------------------------------