Form 10-Q
period 1998-03-31
STONE & WEBSTER INC
filed 1998-05-12
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ...............

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: 12,792,967 shares as of April 30, 1998.

                 Stone & Webster, Incorporated and Subsidiaries


                                    Form 10-Q


                                      Index

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations (Unaudited):
                  Three Months Ended March 31, 1998 and 1997               3

                 Consolidated Balance Sheets (Unaudited):
                  March 31, 1998 and December 31, 1997                     4

                 Condensed Consolidated Statements of Cash Flows
                  (Unaudited):
                  Three Months Ended March 31, 1998 and 1997               5

                 Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                             6-9

         Item 2. Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                     10-13


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                         14


SIGNATURES                                                                15

PART I.  Financial Information
Item 1.  Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                                      Three Months Ended
                                                           March 31,
                                                      1998          1997
                                                    ---------     ---------
Revenue                                             $293,957      $349,525
Cost of revenue                                      266,229       323,670
                                                    ---------     ---------
     Gross profit                                     27,728        25,855
General and administrative expenses                   16,094        17,053
                                                    ---------     ---------
Operating income                                      11,634         8,802
Other income (expense)
     Interest income                                   1,203           830
     Interest expense                                   (417)         (427)
                                                    ---------     ---------
Total other income, net                                  786           403
                                                    ---------     ---------
Income before provision for income taxes              12,420         9,205
Income tax provision                                   4,807         3,637
                                                    ---------     ---------
Net income                                          $  7,613      $  5,568
                                                    ---------     ---------

Per share amounts:
Basic and diluted earnings per share                   $0.59         $0.43
                                                    ---------     ---------
Dividends declared per share                           $0.15         $0.15
                                                    ---------     ---------

Weighted average number of shares outstanding:
Basic                                                 12,803        12,806
                                                    ---------     ---------
Diluted                                               12,919        12,829
                                                    ---------     ---------


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                    (In thousands, except per share amounts)

                                                       March 31,    December 31,
                                                         1998          1997
                                                      ----------    ------------
Assets
Current assets:
  Cash and cash equivalents                           $  40,944      $  75,030
  U.S. Government securities, at amortized cost,
    which approximates fair value                             -         31,909
  Accounts receivable, principally trade, net           189,984        180,057
  Costs and revenues recognized in excess of            127,935        102,476
    billings
  Deferred income taxes                                  18,940         18,835
  Other                                                     768            337
                                                      ----------    ------------
Total current assets                                    378,571        408,644

Assets held for sale                                          -         10,395
Fixed assets, net                                       144,614        140,177
Domestic prepaid pension cost                           153,324        148,155
Note receivable                                          15,000         15,000
Other assets                                             30,800         16,406
                                                      ----------    ------------
Total assets                                           $722,309       $738,777
                                                      ----------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                    $  1,829       $  1,750
  Accounts payable, principally trade                    70,030         85,338
  Billings in excess of costs and revenues
    recognized                                          109,422        115,730
  Accrued liabilities                                    84,083         79,351
  Accrued taxes                                           8,835         14,689
                                                      ----------    ------------
Total current liabilities                               274,199        296,858

Long-term debt                                           22,091         22,510
Deferred income taxes                                    58,562         57,463
Other liabilities                                        16,005         16,714
Shareholders' equity:
   Preferred stock, no par value; authorized
     2,000,000 shares; none issued                            -              -
   Common stock, $1 par value; authorized
     40,000,000 shares; 17,731,488 shares issued
       including shares held in treasury                 17,731         17,731
   Capital in excess of par value of common stock        51,465         51,426
   Retained earnings                                    430,003        424,287
   Accumulated other comprehensive income                  (270)        (2,205)
   Less:  Common stock held in treasury, at cost
            (4,944,746 and 4,908,975 shares)            128,515        127,070
          Employee stock ownership and restricted
            stock plans                                  18,962         18,937
                                                      ----------    ------------
Total shareholders' equity                              351,452        345,232
                                                      ----------    ------------
Total liabilities and shareholders' equity             $722,309       $738,777
                                                      ----------    ------------


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                           Three Months Ended
                                                                March 31,
                                                           1998           1997
                                                         ---------     --------
Cash Flows from Operating Activities:
  Net income                                             $  7,613      $  5,568
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         3,732         3,344
      Amortization of net cost of stock plans                 318           290
      Gain from asset divestiture                          (3,066)            -
      Deferred income taxes                                   994        (4,226)
      Domestic prepaid pension cost                        (5,169)       (4,731)
      Changes in operating assets and liabilities         (72,021)       34,472
                                                         ---------      --------
  Net cash provided by (used for) operating activities    (67,599)       34,717
                                                         ---------      --------

Cash Flows from Investing Activities:
  Proceeds from maturities of U.S.                         31,909         2,003
Government securities
  Proceeds from asset divestiture                          13,546             -
  Purchases of fixed assets, net                           (8,169)       (3,980)
                                                         ---------     --------
  Net cash provided by (used for) investing activities     37,286        (1,977)
                                                         ---------     --------

Cash Flows from Financing Activities:
  Repayments of long-term debt                               (340)         (381)
  Decrease in bank loans                                        -        (5,000)
  Purchases of common stock for treasury                   (1,510)       (1,200)
  Dividends paid                                           (1,923)       (1,921)
                                                         ---------     --------
  Net cash used for financing activities                   (3,773)       (8,502)
                                                         ---------     --------
Net increase (decrease) in cash and cash equivalents      (34,086)       24,238

Cash and cash equivalents at beginning of period           75,030        57,887
                                                         ---------     --------
Cash and cash equivalents at end of period                $40,944       $82,125
                                                         ---------     --------


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(A) The accompanying unaudited condensed consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1997.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Fixed assets, net is stated at cost less accumulated depreciation of $170.5 million at March 31, 1998 and $165.4 million at December 31, 1997.

(C) Basic earnings per share for the three month periods ended March 31, 1998 and 1997 were computed based on the weighted average number of common shares outstanding during the period of 12,803,035 and 12,806,139, respectively. Diluted earnings per share for the three month periods ended March 31, 1998 and 1997 were computed based on the weighted average common and dilutive potential shares outstanding during the period of 12,919,235 and 12,829,041, respectively. The difference between the basic and the dilutive shares outstanding represents the potential dilution from the exercise of stock options during the period assuming the application of the treasury stock method.

(D) Revenue and operating income by business segment were the following for the three month periods ended March 31, 1998 and 1997 (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                             1998        1997
                                                           ---------   ---------
     Revenue:
       Engineering, construction and consulting services   $287,097    $344,686
       Cold storage and related activities                    6,860       4,839
                                                           ---------   ---------
          Total revenue                                    $293,957    $349,525
                                                           ---------   ---------
     Operating income:
       Engineering, construction and consulting services   $ 11,021    $  9,990
       Cold storage and related activities                    2,285       1,160
                                                           ---------   ---------
                                                             13,306      11,150
       General corporate expenses                            (1,672)     (2,348)
                                                           ---------   ---------
          Total operating income                           $ 11,634    $  8,802
                                                           ---------   ---------

(E) The Company had a valuation allowance of $3.6 million at March 31, 1998 and December 31, 1997 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at March 31, 1998 comprises $3.5 million relating to state net operating loss carryforwards and $0.1 million relating to the carryforwards of international subsidiaries.

(F) Pension related items, which reduced operating costs, were $5.1 million for the quarter ended March 31, 1998 compared to $4.5 million for the prior year. These items increased net income by $3.1 million, or $0.24 per share for the first quarter of 1998, compared with $2.7 million, or $0.21 per share for the same period in 1997. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of Statement of Financial Accounting Standards No. 87 net transition asset. The plan is overfunded primarily due to favorable asset performance. The transition asset will be fully amortized in 1998.

(G) As of March 31, 1998, options for 187,125 shares were exercisable and 112,375 shares were available for grant under the 1995 Stock Option Plan. The total number of shares in the Stock Option Plan was increased by 75,000 shares by the Board of Directors on April 21, 1997.

     During the three month period ended March 31, 1998, non-qualified options for 12,000 shares of common stock were granted to employees at a per share option price of $41.25. Twenty-five percent of the nonqualified options granted become exercisable on each of the first four anniversary dates of the grant. Options with respect to 500 shares were exercised and options for 23,375 shares were canceled during the three month period. The 1995 Stock Option Plan will be replaced by the Long-Term Incentive Compensation Plan if that plan is approved by the shareholders of the Company at its annual meeting scheduled to be held on May 14, 1998.

(H) In July 1995 and January 1998, the Board of Directors of the Company authorized an increase in the share repurchase program from 1.0 million to
     2.5 million shares and from 2.5 million to 3.0 million shares, respectively, of the Company's common stock in open market transactions at prevailing prices. During the quarter ended March 31, 1998, the Company acquired 38,312 shares (at a cost of $1.5 million), bringing total purchases to 2,274,721 shares under this program. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

(I) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The adoption of this statement only changes the display and disclosure of information and does not impact amounts previously reported for net income or shareholders' equity. Comprehensive income was $9.5 million and $5.1 million for the quarters ended March 31, 1998 and 1997, respectively. Other comprehensive income is comprised of translation adjustments of $1.9 million and ($0.5) million for the quarters ended March 31, 1998 and 1997, respectively.

(J) During the quarter ended March 31, 1998, the Company completed its divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). In 1996, the carrying value of the building was written down to fair value and the loss, per Statement of Financial Accounting Standards No. 121, was recorded as an operating loss. Therefore, the gain is recorded as operating income. The Company also completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space.

(K) During the quarter ended March 31, 1998, the Company purchased the assets of Belmont Constructors Company, Inc. ("BCI"). The purchase price is contingent upon the results of certain long-term contracts which will be completed by the end of 1998. BCI is principally engaged in providing construction and construction management services to a diverse group of clients in the hydrocarbons, water, industrial and power markets. The Company recorded this transaction using the purchase method of accounting for business combinations. The results of BCI are included in the Company's condensed consolidated financial statements for the three months ended March 31, 1998.

(L) The Company has signed an agreement, subject to the approval of Power Technologies, Inc. ("PTI") shareholders, to acquire all of the outstanding stock of PTI. PTI provides engineering consulting services, develops computer software for use by utility companies, develops and conducts educational courses and develops customized computer hardware. At the closing the purchase price will be paid in common stock of the Company having a value of $9 million. Along with certain other contingent cash considerations related to a specific project, the PTI shareholders may receive additional shares of the Company's stock having a value of up to $8 million based on meeting certain performance requirements over the next five years. In the event of a contingent payout, the number of shares of common stock issued will be based on the stock price used in connection with the initial closing.

(M) Certain financial statement items have been reclassified to conform to the current year's presentation. In the first quarter of 1998 the Company made reclassifications between general and administrative expenses and cost of revenue.

(N) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payment of amounts, if any, that would have a material adverse effect on the Company's financial position, results of operations or earnings per share calculations. In the past, the Company has entered into joint ventures which may require certain future capital contributions to be made. The timing and amounts of significant capital contributions required, if any, are undetermined at this time.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Stone & Webster, Incorporated and Subsidiaries (the "Company") for the periods noted. This discussion and analysis should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. Unless noted otherwise, earnings per share calculations disclosed are basic and diluted.

Results of Operations

For the quarter ended March 31, 1998, the Company reported revenue of $294.0 million, a decrease of 15.9 percent from the $349.5 million reported in the first quarter of 1997. Operating income for the quarter was $11.6 million compared with $8.8 million for the first quarter of 1997. Net income for the quarter ended March 31, 1998 was $7.6 million or $0.59 per share, compared with net income of $5.6 million or $0.43 per share for the same period in 1997. New orders were $226.5 million for the quarter ended March 31, 1998 compared with $649.9 million for the first quarter of 1997 and backlog remained constant at $2.5 billion compared to December 31, 1997 and was down from $2.8 billion at March 31, 1997.

Components of earnings per share for the three months ended March 31 were:

                                                         Three Months
                                                        Ended March 31,
                                                       1998         1997
                                                      -------      ------
     Basic and diluted earnings per share from:
          Operations                                   $0.20       $0.22
          Pension related items                         0.24        0.21
                                                      -------      ------
          Ongoing operations                            0.44        0.43
          Asset divestiture                             0.15           -
                                                      -------      ------
          Basic and diluted earnings per share         $0.59       $0.43
                                                      -------      ------

Pension related items reduced operating costs by $5.1 million and $4.5 million for the three months ended March 31, 1998 and 1997, respectively. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of Statement of Financial Accounting Standards No. 87 net transition asset. The plan is overfunded primarily due to favorable asset performance. The transition asset will be fully amortized in 1998.

During the quarter the Company completed the divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). In 1996, the carrying value of the building was written down to fair value and the loss, per Statement of Financial Accounting Standards No. 121 ("SFAS 121") was recorded as an operating loss. Since the gain on the sale is less than the loss recorded in 1996, the gain is recorded as operating income. The Company also completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space.

Engineering, Construction and Consulting

The Company's Engineering, Construction and Consulting segment reported revenue of $287.1 in the first quarter of 1998, a decrease of 16.7 percent from the $344.7 million reported for the same period last year. The decrease in revenue is primarily attributable to lower procurement costs on lump sum contracts in the Power Division and lower workload in the Industrial Division. The decrease was partially offset by revenue from Belmont Constructors Company, Inc. ("BCI"), the assets of which the Company acquired in the first quarter of 1998. Operating income was $11.0 for the first quarter of 1998 compared to $10.0 million in the first quarter of 1997. The increase in operating income was due primarily to the favorable results of the Company's Power Division and, as previously discussed, the $3.1 million gain on the sale of its Cherry Hill, New Jersey, office building. These items were partially offset by a decrease in operating income from the Process Division due to the suspension of the Trans-Pacific Petrochemical Indotama ("TPPI") project in Indonesia. The TPPI project is anticipated to start beyond the end of this calendar year pending resolution of financial issues by TPPI. With the continuation of the financial instability in Asia, the Company has taken action to reduce overhead and has reorganized the Process Division.

New orders for the Engineering, Construction and Consulting segment for the first quarter were $226.5 compared with $649.9 million in 1997. The decrease in new orders reflects the slowdown in the Asian economies that began in the second half of 1997. Major new awards for the quarter include engineering and procurement for a $125 million power plant in Vietnam and a contract to provide engineering, procurement, construction and management services for a 2.8 billion pound per year ethylene plant in Canada. The ethylene project will be undertaken by the recently formed Stone & Webster/Fluor Daniel Petrochemical Joint Venture. Backlog for the quarter, which included the TPPI project at $0.5 billion, remained constant at $2.5 billion compared to December 31, 1997 and was down from $2.8 billion one year ago.

Orders and backlog for the three months ended March 31, 1998 and 1997 were (in thousands):

                                                   Three Months
                                                 Ended March 31,
                                               1998          1997
                                            -----------   -----------
     Beginning backlog                      $2,519,302    $2,487,552
     Orders                                    226,479       649,935
     Backlog acquired (BCI)                     59,944             -
     Revenue                                  (287,097)     (344,686)
                                            -----------   -----------
     Ending backlog                         $2,518,628    $2,792,801
                                            -----------   -----------

Cold Storage And Related Activities

The Company's Cold Storage segment reported operating income of $2.3 million and revenue of $6.9 million for the quarter, compared to $1.2 million and $4.8 million for the quarter ended March 31, 1997. The improvement in Cold Storage is the result of expansion in the customer base coupled with increased volume from existing customers.

General and Administrative Expenses, Other Income (Expenses) and Income Taxes

General and administrative expenses were $16.1 million compared to $17.1 million in 1997. Interest income, net of interest expense, for the quarter was $0.8 million compared to $0.4 million in 1997. The decrease in general and administrative expenses is primarily attributable to lower occupancy costs resulting from the Company's divestiture of unused office space. The increase in other income is from interest on a note receivable. The note was received through the sale of an office building in the fourth quarter of 1997. During the three months ended March 31, 1998, the tax rate increased in accordance with the expected annual earnings mix among domestic and international subsidiaries and in 1997 the Company utilized a foreign net operating loss carryforward that was fully utilized by the end of the year.

Financial Condition

Cash and cash equivalents decreased by $34.1 million during the first three months of 1998. Net cash used for operating activities of $67.6 reflected a decrease in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized) and payments of purchase commitments or open existing contracts and the start-up of several new contracts. Net cash provided by investing activities of $37.3 million reflects maturities of U.S. Government securities and proceeds from the sale of its Cherry Hill, New Jersey, office building offset by purchases of fixed assets used in the Company's operations. Net cash used for financing activities of $3.8 million reflects the payment of dividends, repayment of long-term debt and purchases of common stock under the Company's ongoing share repurchase program as explained in Note H to the condensed consolidated financial statements. Total debt was $23.9 million at March 31,1998, compared to $24.3 million at year-end 1997.

As of March 31, 1998, the cash and government securities balance was $40.9 million compared with $106.9 million at December 31, 1997.

The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities which total $33.7 million. At March 31, 1998, there were no amounts outstanding under these facilities.

Other Accounting Matters

The Company is in the process of evaluating and upgrading its computer applications to ensure their functionality with respect to the "year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.


Forward-Looking Information

Any of the statements or comments in this Form 10-Q that refer to the Company's estimated or future results are forward-looking and reflect the Company's current analysis of existing trends and information. The Company cautions that a variety of factors including, but not limited to, the following could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, the uncertain timing of awards and contracts, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights, and increasing competition by foreign and domestic companies and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  Other Information
Item 6.   Exhibits and Reports on Form 8-K


                 Stone & Webster, Incorporated and Subsidiaries
                        Exhibits and Reports on Form 8-K.


(a) Exhibit Index

    (4) Instruments defining the rights of security holders, including indentures.

         As of March 31, 1998, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $22.1 million, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized lease commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

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

                       STONE & WEBSTER, INCORPORATED




                       By: /S/  THOMAS L. LANGFORD
Dated:  May 12, 1998       Thomas L. Langford
                           Executive Vice President
                           (Duly authorized officer and Chief Financial Officer)


                           /S/  DANIEL P. LEVY
                           Daniel P. Levy
                           Corporate Controller
                           (Principal Accounting Officer)