Form 10-Q
period 1998-06-30
STONE & WEBSTER INC
filed 1998-08-12
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: 12,799,925 shares as of July 31, 1998.

                 Stone & Webster, Incorporated and Subsidiaries


                                    Form 10-Q


                                      Index

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations (Unaudited):
                  Three and Six Months Ended June 30, 1998 and
                   June 30, 1997...........................................3

                 Consolidated Balance Sheets (Unaudited):
                  June 30, 1998 and December 31, 1997......................4

                 Condensed Consolidated Statements of Cash Flows
                  (Unaudited):
                   Six Months Ended June 30, 1998 and June 30, 1997........5

                 Notes to Condensed Consolidated Financial Statements
                  (Unaudited) ............................................6-10

         Item 2. Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.....................11-15


PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders.....16-17
         Item 5. Other Events..............................................17
         Item 6. Exhibits and Reports on Form 8-K..........................17


SIGNATURES.................................................................18

PART I.  Financial Information
Item 1.   Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                   1998         1997         1998        1997
                                   ----         ----         ----        ----
Revenue                          $317,004     $286,258     $610,961    $635,783
Cost of revenue                   300,284      255,544      566,513     579,214
                                 --------     --------     --------    --------
     Gross profit                  16,720       30,714       44,448      56,569
General and administrative
 expenses                          15,515       17,666       31,609      34,719
                                 --------     --------     --------    --------
Operating income                    1,205       13,048       12,839      21,850
Other income (expense)
     Interest income                  297        1,047        1,500       1,877
     Interest expense                (591)        (445)      (1,008)       (872)
                                 --------     --------     --------    --------
Total other (expense) income,
 net                                 (294)         602          492       1,005
Income before provision for
 income taxes                         911       13,650       13,331      22,855
Income tax provision                  260        4,168        5,067       7,805
                                 --------     --------     --------    --------
Net income                       $    651     $  9,482     $  8,264    $ 15,050
                                 ========     ========     ========    ========
Per share amounts:
Basic and diluted earnings
 per share                          $0.05        $0.74        $0.64       $1.17
                                    =====        =====        =====       =====
Dividends declared per share        $0.15        $0.15        $0.30       $0.30
                                    =====        =====        =====       =====

Weighted average number of
 shares outstanding:
Basic                              12,792       12,796       12,797      12,801
                                 ========     ========     ========    ========
Diluted                            12,922       12,913       12,927      12,852
                                 ========     ========     ========    ========

     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                    (In thousands, except per share amounts)

                                                     June 30,       December 31,
                                                       1998             1997
                                                     --------       ------------
Assets
Current assets:
  Cash and cash equivalents                          $ 23,315         $ 75,030
  U.S. Government securities, at amortized cost
   which approximates fair value                            -           31,909
  Accounts receivable, principally trade, net         248,537          180,057
  Costs and revenues recognized in excess of
   billings                                            95,040          102,476
  Deferred income taxes                                18,931           18,835
  Other                                                 1,313              337
                                                     --------         --------
Total current assets                                  387,136          408,644

Assets held for sale                                    6,744           10,395
Fixed assets, net                                     146,223          140,177
Domestic prepaid pension cost                         158,493          148,155
Note receivable                                        15,000           15,000
Other assets                                           41,044           16,406
                                                     --------         --------
Total assets                                         $754,640         $738,777
                                                     ========         ========
Liabilities and Shareholders' Equity
Current liabilities:
 Bank loans                                          $ 20,000         $      -
 Current portion of long-term debt                      1,885            1,750
 Accounts payable, principally trade                   63,213           85,338
 Billings in excess of costs and revenues
  recognized                                          138,391          115,730
 Accrued liabilities                                   82,927           79,351
 Accrued taxes                                          6,012           14,689
                                                     --------         --------
Total current liabilities                             312,428          296,858

Long-term debt                                         21,594           22,510
Deferred income taxes                                  60,325           57,463
Other liabilities                                      15,351           16,714

Shareholders' equity:
 Preferred stock, no par value; authorized
  2,000,000 shares; none issued                             -                -
 Common stock, $1 par value; authorized
  40,000,000 shares; 17,731,488 shares issued
   including shares held in treasury                   17,731           17,731
 Capital in excess of par value of common stock        51,547           51,426
 Retained earnings                                    428,761          424,287
 Accumulated other comprehensive income                (5,825)          (2,205)
 Less:  Common stock held in treasury, at cost
         (4,937,699 and 4,908,975 shares)             128,333          127,070
        Employee stock ownership and restricted
         stock plans                                   18,939           18,937
                                                     --------         --------
Total shareholders' equity                            344,942          345,232
                                                     --------         --------
Total liabilities and shareholders' equity           $754,640         $738,777
                                                     ========         ========

     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                               Six Months
                                                             Ended June 30,
                                                           1998          1997
                                                           ----          ----
Cash Flows from Operating Activities:
 Net income                                              $  8,264      $15,050
 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                            7,675        6,677
   Amortization of net cost of stock plans                    732          580
   Gain from asset divestiture                             (3,066)           -
   Deferred income taxes                                    2,766        6,593
   Domestic prepaid pension cost                          (10,338)      (9,402)
   Changes in operating assets and liabilities           (103,345)      64,393
                                                         --------      -------
  Net cash (used for) provided by operating activities    (97,312)      83,891

Cash Flows from Investing Activities:
 Proceeds from maturities of U.S. Government
  securities                                               31,909        4,000
 Proceeds from asset divestiture                           13,546            -
 Purchases of fixed assets, net                           (13,721)      (8,739)
 Purchases of U.S. Government securities                        -      (34,509)
                                                         --------      -------
 Net cash provided by (used for) investing activities      31,734      (39,248)
                                                         --------      -------

Cash Flows from Financing Activities:
 Repayments of long-term debt                                (781)        (756)
 Increase (decrease) in bank loans                         20,000       (5,000)
 Purchases of common stock for treasury                    (1,514)      (2,309)
 Dividends paid                                            (3,842)      (3,840)
                                                         --------      -------
 Net cash provided by (used for) financing activities      13,863      (11,905)
                                                         --------      -------
Net (decrease) increase in cash and cash equivalents      (51,715)      32,738
Cash and cash equivalents at beginning of period           75,030       57,887
                                                         --------      -------
Cash and cash equivalents at end of period               $ 23,315      $90,625
                                                         ========      =======


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(A) The accompanying unaudited condensed consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Fixed assets, net is stated at cost less accumulated depreciation of $174.2 million at June 30, 1998 and $165.4 million at December 31, 1997.

(C) Revenue and operating income by business segment were the following for the quarter and six months ended June 30, 1998 and 1997 (in thousands):

                                            Three Months         Six Months
                                            Ended June 30,     Ended June 30,
                                           1998      1997      1998      1997
                                           ----      ----      ----      ----
     Revenue:
      Engineering, construction and
        consulting services              $309,387  $280,374  $596,484  $625,060
      Cold storage and related
       activities                           7,617     5,884    14,477    10,723
                                         --------  --------  --------  --------
          Total revenue                  $317,004  $286,258  $610,961  $635,783
                                         ========  ========  ========  ========
    Operating income:
     Engineering, construction and
      consulting services                $    286  $ 13,697  $ 11,307  $ 23,687
     Cold storage and related
      activities                            2,295     2,021     4,580     3,181
                                         --------  --------  --------  --------
                                            2,581    15,718    15,887    26,868
     General corporate expenses            (1,376)   (2,670)   (3,048)   (5,018)
                                         --------  --------  --------  --------
          Total operating income         $  1,205  $ 13,048  $ 12,839  $ 21,850
                                         ========  ========  ========  ========

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

(D) The Company had a valuation allowance of $3.6 million at June 30, 1998 and December 31, 1997 for deferred tax assets related to net operating loss carryforwards. The valuation allowance at June 30, 1998 comprises $3.5 million relating to state net operating loss carryforwards and $0.1 million relating to the carryforwards of international subsidiaries.

(E) Basic earnings per share for the six months ended June 30, 1998 and 1997 were computed based on the weighted average number of common shares outstanding during the period of 12,797,455 and 12,801,097, respectively. Diluted earnings per share for the six months ended June 30, 1998 and 1997 were computed based on the weighted average common and dilutive potential shares outstanding during the period of 12,926,628 and 12,852,177, respectively. The difference between the basic and the dilutive shares outstanding represents the potential dilution from the exercise of stock options during the period assuming the application of the treasury stock method.

(F) Pension related items, which reduced operating costs, were $5.1 million and $10.2 million for the quarter and six months ended June 30, 1998 compared to $4.5 million and $9.0 million for the same periods in the prior year. These items increased net income by $3.1 million, or $0.24 per share and $6.2 million or $0.48 per share for the quarter and six months ended June 30, 1998, compared with $2.7 million, or $0.21 per share and $5.5 million or $0.42 per share for the same periods in 1997. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of Statement of Financial Accounting Standards No. 87 net transition asset. The plan is overfunded primarily due to favorable asset performance. The transition asset will be fully amortized in 1998.

(G) Following approval by the Shareholders at the Company's annual meeting on May 14, 1998, the Company's Restricted Stock Plan and the 1995 Stock Option Plan were replaced by the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan (the "1998 Plan"), effective January 1, 1998. The 1998 Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, performance shares, and performance units. No further awards will be granted under the Restricted Stock Plan or the 1995 Stock Option Plan. Options previously granted will become or remain exercisable in accordance with the terms of the award until their expiration or earlier cancellation.

     Under the 1995 Stock Option Plan for the six-month period ended June 30, 1998, nonqualified options for 21,000 shares of common stock were granted to employees at a weighted average per share option price of $41.84. Twenty-five percent of the nonqualified options granted become exercisable on each of the first four anniversary dates of the grant. Options with respect to 6,750 shares were exercised and options for 31,625 shares were cancelled during the six-month period. Nonqualified options for 350,500 shares remain exercisable.

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

     Under the 1998 Plan for the six-month period ended June 30, 1998, nonqualified and incentive stock options for 245,500 shares of common stock were granted to employees at a per share option price of $43.19. Twenty-five percent of the options granted will become exercisable on each of the first four anniversary dates of the grants. Therefore, no options under this plan will be exercisable before May 14, 1999. No option shares were cancelled under this Plan for the six- month period ended June 30, 1998.

(H) In July 1995 and January 1998, the Board of Directors of the Company authorized an increase in the share repurchase program from 1.0 million to
     2.5 million shares and from 2.5 million to 3.0 million shares, respectively, of the Company's common stock in open market transactions at prevailing prices. For the six months ended June 30, 1998, the Company acquired 38,387 shares at a cost of $1.5 million. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

(I) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The adoption of this statement only changes the display and disclosure of information and does not impact amounts previously reported for net income or shareholders' equity. Comprehensive income (loss) was ($4.9) million and $9.6 million for the quarters ended June 30, 1998 and 1997, respectively. Other comprehensive income (loss) consists of translation adjustments of $(5.6) million and $0.1 million for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997 comprehensive income was $4.6 million and $14.7 million, respectively. Other comprehensive income consists of translation adjustments of ($3.6) million and ($0.4) million for the six months ended June 30, 1998 and 1997, respectively.

(J) During the first quarter of 1998, the Company completed its divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). In 1996, the carrying value of the building was written down to fair value and the loss, per Statement of Financial Accounting Standards No. 121, was recorded as an operating loss. The Company also completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space.

(K) In January 1998, the Company purchased the assets of Belmont Constructors Company, Inc. ("Belmont"). The purchase price is contingent upon the results of certain long-term contracts which will be completed by the end of 1998. Belmont is principally engaged in providing construction and construction management services to a diverse group of clients in the hydrocarbons, water, industrial and power markets. The Company recorded this transaction using the purchase method of accounting for business combinations. The results of Belmont are included in the Company's condensed consolidated financial statements from the date of acquisition.

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)


(L) In the second quarter of 1998, the Company acquired ownership of S.C. Wood, LLC (SC Wood) in settlement of claims against a client who failed to fulfill certain contractual obligations. The assets of SC Wood consist primarily of a petroleum products pumping station. The Company paid a nominal amount as the purchase price. The assets of SC Wood are carried at $6.7 million representing the net book value of services and other advances in connection with the project. The Company plans to sell the operations of SC Wood and therefore the net assets of SC Wood are classified as an asset held for sale in the Company's Consolidated Balance Sheet. SC Wood is principally operated as a pumping station which uses natural gas to pump petroleum products. The results of SC Wood, after the acquisition, were not included in the Company's Consolidated Statement of Operations for the six months ended June 30, 1998 because the transaction occurred at the end of the second quarter.

(M) Subsequent to the close of the second quarter of 1998, the Company signed a definitive agreement to acquire the shares of a multi-location, privately-owned cold storage company for $75 million in cash and additional consideration for working capital and certain capital expenditures. The Company retains an option to cancel the transaction if certain contingencies are not resolved. It is expected that the contingencies will be resolved and the transaction closed during the third quarter of 1998.

(N) The Company has signed an agreement to acquire all of the outstanding stock of Power Technologies, Inc. ("PTI"). PTI will be merged into a subsidiary of the Company. PTI provides engineering consulting services, develops computer software for use by utility companies, develops and conducts educational courses and develops customized computer hardware. At the closing, the purchase price will be paid in common stock of the Company having a value of $9 million. Along with certain other contingent cash considerations related to a specific project, the PTI shareholders may receive additional shares of the Company's stock having a value of up to $8 million based on meeting certain performance requirements over the next five years. In the event of a contingent payout, the number of shares of common stock issued will be based on the stock price used in connection with the initial closing. On August 11, 1998, the Shareholders of PTI voted to adopt the merger agreement.

(O) Certain financial statement items have been reclassified to conform to the current year's presentation. For the three and six month periods ended June 30, 1998, the Company made reclassifications between general and administrative expenses and cost of revenue.

(P) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payments of amounts, if any, that would have a material adverse effect on the Company's financial position, results of operations or earnings per share calculations.

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (Continued)

     The Trans-Pacific Petrochemical Indotama ("TPPI") project continues to be suspended pending resolution of financing issues by the client, and the project is not expected to resume in 1998. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company believes that it is unlikely that the project will be cancelled. Had the project been cancelled as of June 30, 1998, the Company would have recorded a pre-tax charge of approximately $54 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

     A joint venture, in which the Company is a 50 percent owner, submitted claims to recover in excess of $112 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The Company believes that the joint venture will realize substantial recovery on these claims. The potential value of any recovery on these claims has not been reflected in the Company's financial results.

(Q) In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard by January 1, 2000. Management is evaluating the impact this Statement may have on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Stone & Webster, Incorporated and Subsidiaries (the "Company") for the periods noted. This discussion and analysis should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The earnings per share calculations disclosed are the same for both basic and diluted.

Results of Operations

For the quarter ended June 30, 1998, the Company reported revenue of $317.0 million, an increase of 10.7 percent from the $286.3 million reported in the second quarter of 1997. Operating income for the quarter was $1.2 million compared with $13.0 million for the second quarter of 1997. Net income for the quarter ended June 30, 1998 was $0.7 million or $0.05 per share, compared with net income of $9.5 million or $0.74 per share for the same period in 1997. For the quarter ended June 30, 1997, net income included recognition of a net operating tax loss carryforward benefit in an international subsidiary of $1.5 million ($0.12 per share). New orders were $147.9 million for the quarter ended June 30, 1998 compared with $243.9 million for the second quarter of 1997.

Revenue for the six months ended June 30, 1998 was $611.0 million compared with $635.8 million reported for the same period in 1997, a decrease of 4.0 percent. Operating income for the first six months of 1998 was $12.8 million compared with operating income of $21.9 million for the same period in 1997. Net income for the six months ended June 30, 1998 was $8.3 million or $0.64 per share, compared with net income of $15.0 million, or $1.17 per share for the same period in 1997. Backlog for the first six months of 1998 was $2.4 billion which decreased $0.1 billion compared to December 31, 1997, and decreased $0.4 billion compared to June 30, 1997. New orders for the first six months of 1998 were $434.3 million compared to $893.8 for the same period in 1997.

Components of earnings per share were:

                                                Three Months        Six Months
                                               Ended June 30,     Ended June 30,
                                               1998     1997      1998     1997
                                               ----     ----      ----     ----
Basic and diluted earnings per share from:
 Operations                                   $(0.19)  $0.47     $0.01    $0.69
 Pension related items                          0.24    0.21      0.48     0.42
                                              ------   -----     -----    -----
 Ongoing operations                             0.05    0.68      0.49     1.11

 Divested operations                               -    0.06         -     0.06
 Asset divestiture                                 -    0.15         -        -
                                              ------   -----     -----    -----
 Basic and diluted earnings per share         $ 0.05   $0.74     $0.64    $1.17
                                              ======   =====     =====    =====

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Pension related items reduced operating costs by $5.1 million and $10.2 million for the quarter and six months ended June 30, 1998, respectively, and $4.5 million and $9.0 million for the same periods in the prior year. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of Statement of Financial Accounting Standards No. 87 net transition asset. The plan is overfunded primarily due to favorable asset performance. The transition asset will be fully amortized in 1998.

During the first quarter of 1998, the Company completed the divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). Also in the first quarter the Company completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space.

Engineering, Construction and Consulting

The Company's Engineering, Construction and Consulting segment reported revenue of $309.4 million in the second quarter of 1998, an increase of 10.3 percent from the $280.4 million reported for the same period last year. The increase in revenue is primarily attributable to higher procurement on several power projects and revenue from Belmont Constructors Company, Inc. ("Belmont") which the Company acquired in January 1998. These items were partially offset by lower revenues in the Process Division primarily due to suspension of the Trans-Pacific Petrochemical Indotama ("TPPI") project. Operating income was $0.3 million for the second quarter of 1998 compared to $13.7 million in the second quarter of 1997. The decrease in operating income is primarily due to losses of $10.2 million on two Power Division projects, one in the Middle East and one in Africa and to provisions of $4.0 million for anticipated losses on several projects in the Process Division. For the quarter ended June 30, 1997, operating income included $1.1 million of cash distributions from the Binghamton Cogeneration Partnership and the recognition of a $6.6 million charge ($4.3 million after tax or $0.33 per share) representing Stone & Webster's share of a loss on a contract that had been awarded to an international joint venture in 1994.

The Trans-Pacific Petrochemical Indotama project continues to be suspended pending resolution of financing issues by the client and the project is not expected to resume in 1998. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company believes that it is unlikely that the project will be cancelled. Had the project been cancelled as of June 30, 1998, the Company would have recorded a pre-tax charge of approximately $54 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

For the first six months of 1998, the Engineering, Construction and Consulting segment had revenue of $596.5 million, a decrease of 4.6 percent compared to revenue of $625.1 million for the same period in 1997. Operating income for the first six months of 1998 was $11.3 million compared with operating income of $23.7 million for the same period in 1997.

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
            Results of Operations and Financial Condition (Continued)

New orders for the Engineering, Construction and Consulting segment for the quarter and six months ended June 30, 1998 were $147.9 and $434.3 million, respectively, compared with $243.9 and $893.8 million for the same periods in 1997. In the second quarter the Company announced the award of a contract with Energy Management, Inc. in excess of $200 million for engineering, procurement and construction of two 265 MW power plants in New England. This award is not included in backlog because the Company has not yet received notification to proceed with the work pending final project financing arrangements. During the quarter, the Company also announced a $19 million contract for engineering and steel procurement on a 2 x 250 MW coal-fired power plant in China.

Orders and backlog for the six months ended June 30, 1998 and 1997 were (in thousands):

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
    Beginning backlog            $2,518,628  $2,792,801  $2,519,302  $2,487,552
    Orders                          147,881     243,907     374,360     893,842
    Backlog acquired (Belmont)            -           -      59,944           -
    Revenue                        (309,387)   (280,374)   (596,484    (625,060)
                                 ----------  ----------  ----------  ----------
    Ending backlog               $2,357,122  $2,756,334  $2,357,122  $2,756,334
                                 ==========  ==========  ==========  ==========

Orders represent the net amount of new orders, cancellations and scope changes.

Cold Storage And Related Activities

The Company's Cold Storage segment reported operating income of $2.3 million and $4.6 million for the quarter and six months ended June 30, 1998, respectively, compared with operating income of $2.0 million and $3.2 million for the same periods in 1997. Revenue was $7.6 million and $14.5 million for the quarter and six months ended June 30, 1998, respectively, compared with revenue of $5.9 million and $10.7 million for the same periods in 1997. The increase in revenue and operating income of the Cold Storage segment is primarily the result of increased volume and continued expansion of the customer base.

General and Administrative Expenses, Other Income (Expenses) and Income Taxes

General and administrative expenses for the quarter and six months ended June 30, 1998 were $15.5 million and $31.6 million, respectively, compared with $17.7 million and $34.7 million for the same period periods in 1997. The decrease in general and administrative expenses for the quarter ended June 30, 1998 is primarily attributable to lower occupancy costs as a result of the divestiture of unused office space. Interest expense net of interest income for the quarter ended June 30, 1998 was $0.3 million and interest income net of interest expense for the first six months was $0.5 million, compared with interest income net of interest expense for the quarter and six months ended June 30 1997 of $0.6 million and $1.0 million, respectively.

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
            Results of Operations and Financial Condition (Continued)

Financial Condition

Cash and cash equivalents decreased by $51.7 million during the first six months of 1998. Net cash used for operating activities of $97.3 million reflected an increase in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized) due to procurement commitments on the TPPI project, funding requirements of the recently acquired Belmont Constructors Company, Inc. and working capital requirements for several projects. Net cash provided by investing activities of $31.7 million reflects maturities of U.S. Government securities and proceeds from the sale of the Company's Cherry Hill, New Jersey, office building offset by purchases of fixed assets used in the Company's operations. Net cash provided by financing activities of $13.9 million reflects the payment of dividends, repayment of long-term debt, borrowings under a bank loan, and purchases of common stock. The Company's ongoing share repurchase program is discussed in Note H to the condensed consolidated financial statements. Total debt was $43.5 million at June 30,1998, compared to $24.3 million at year-end 1997.

The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities that total $33.4 million. At June 30, 1998, there was $20.0 million outstanding under these facilities.

Other Accounting Matters

The Company is in the process of evaluating and upgrading its computer applications, in part, to ensure their functionality with respect to the "year 2000" change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

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

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
            Results of Operations and Financial Condition (Continued)

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard by January 1, 2000. Management is evaluating the impact this Statement may have on the Company's financial statements.



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

PART II.   Other Information
Item 4.    Submission of Matters to a Vote of Security Holders.


(a) The Annual Meeting of Shareholders of the registrant was held on May 14, 1998.

(b) At the Annual Meeting, Frank J. A. Cilluffo, David N. McCammon and J. Angus McKee were re-elected as Directors for terms expiring in 2001. The terms of office as Directors of Donna F. Bethell, Kent F. Hansen, Elvin R. Heiberg III, John P. Merrill, Jr., Bernard W. Reznicek, H. Kerner Smith and Peter
     M. Wood continued after the meeting.

(c) At the Annual Meeting, the Shareholders also approved the adoption of the Stone & Webster, Incorporated Annual Incentive Compensation Plan, approved the adoption of the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan, and ratified the selection of the firm of PricewaterhouseCoopers L.L.P. independent accountants, as auditor of the registrant and its subsidiaries for the year ended December 31, 1998.

     The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

     (1)  Election of Directors

                                             Total Votes
                Nominee                    For          Withheld

          Frank J. A. Cilluffo          10,927,366      719,097
          David N. McCammon             11,017,924      628,539
          J. Angus McKee                11,000,658      645,805

                         There were no broker non-votes.

     (2)  Approval of the Annual Incentive Compensation Plan

               Total Votes For                9,340,035
               Total Votes Against            1,329,608
               Total Abstentions                200,756

                      There were 776,064 broker non-votes.

     (3)  Approval of the Long-Term Incentive Compensation Plan

               Total Votes For                7,026,562
               Total Votes Against            3,621,932
               Total Abstentions                222,405

                      There were 775,564 broker non-votes.

     (4) Selection of Independent Accountants.

               Total Votes For               11,288,858
               Total Votes Against              270,077
               Total Abstentions                 87,528

                         There were no broker non-votes.


Item 5.    Other Events

The text of registrant's press release dated August 12, 1998 relating to the acquisition of a company involved in the ownership and operation of public refrigerated warehouses is attached hereto as Exhibit 99 and is hereby incorporated herein by reference.


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibit Index

     (4) Instruments defining the rights of security holders, including indentures.

           As of June 30, 1998, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling $21.6 million, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized please commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

     (27)  Financial Data Schedule.

     (99)  Text of Press Release.

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

                              STONE & WEBSTER, INCORPORATED




                              By:  /S/ THOMAS L. LANGFORD
Dated:  August 12, 1998            Thomas L. Langford
                                   Executive Vice President
                                   (Duly authorized officer and
                                    Chief Financial Officer)




                                   /S/ DANIEL P. LEVY
                                   Daniel P. Levy
                                   Vice President and Controller
                                   (Principal Accounting Officer)