Form 10-Q
period 1998-09-30
STONE & WEBSTER INC
filed 1998-11-13
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ...............

                          Commission File Number 1-1228


                          Stone & Webster, Incorporated
             (Exact name of registrant as specified in its charter)

                 Delaware                           13-5416910
    (State of other  jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

              245 Summer Street, Boston, MA            02210
        (Address of Principal Executive Offices     (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: 13,033,377 shares as of October 31, 1998.

                 Stone & Webster, Incorporated and Subsidiaries


                                    Form 10-Q


                                      Index

                                                                        Page No.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Statements of Operations (Unaudited):
                 Three and Nine Months Ended September 30, 1998
                  and September 30, 1997                                   3

                Consolidated Balance Sheets (Unaudited):
                 September 30, 1998 and December 31, 1997                  4

                Condensed Consolidated Statements of Cash Flows
                 (Unaudited):
                   Nine Months Ended September 30, 1998 and
                    September 30, 1997                                     5

                Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                              6-11

        Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                      12-17

PART II.    OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                          18


SIGNATURES                                                                19

PART I.  Financial Information
Item 1.  Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1998      1997      1998       1997
                                         ----      ----      ----       ----
Revenue                                $350,443  $368,216  $961,404  $1,003,999
Cost of revenue                         330,744   337,385   897,257     916,599
                                       --------  --------  --------  ----------
     Gross profit                        19,699    30,831    64,147      87,400
General and administrative expenses      15,818    16,991    47,427      51,710
                                       --------  --------  --------  ----------
Operating income                          3,881    13,840    16,720      35,690
Other income (expense)
     Interest income                        708     1,059     2,208       2,892
     Interest expense                    (1,078)     (430)   (2,086)     (1,258)
                                       --------  --------  --------  ----------
Total other income (expense), net          (370)      629       122       1,634
Income before provision for income
  taxes                                   3,511    14,469    16,842      37,324
Income tax provision                      1,343     5,084     6,410      12,889
                                       --------  --------  --------  ----------
Net income                             $  2,168  $  9,385  $ 10,432  $   24,435
                                       ========  ========  ========  ==========
Per share amounts:
Basic and diluted earnings per share      $0.17     $0.73     $0.81       $1.90
                                          =====     =====     =====       =====
Dividends declared per share              $0.15     $0.15     $0.45       $0.45
                                          =====     =====     =====       =====
Weighted average number of shares
 outstanding:
Basic                                    12,912    12,828    12,835      12,808
                                         ======    ======    ======      ======
Diluted                                  12,957    13,025    12,932      12,902
                                         ======    ======    ======      ======


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                    (In thousands, except per share amounts)

                                                 September 30,      December 31,
                                                     1998               1997
                                                     ----               ----
Assets
Current assets:
 Cash and cash equivalents                           $ 33,783        $ 75,030
 U.S. Government securities, at amortized cost,
   which approximates fair value                            -          31,909
 Accounts receivable, principally trade, net          237,395         180,057
 Costs and revenues recognized in excess of
   billings                                           133,587         102,476
 Deferred income taxes                                 19,065          18,835
 Other                                                  1,628             337
                                                     --------        --------
Total current assets                                  425,458         408,644

Assets held for sale                                    6,744          10,395
Fixed assets, net                                     153,238         140,177
Domestic prepaid pension cost                         163,663         148,155
Note receivable                                        15,400          15,000
Other assets                                           31,279          16,406
                                                     --------        --------
Total assets                                         $795,782        $738,777
                                                     ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
 Bank loans                                          $ 25,850        $      -
 Current portion of long-term debt                      2,109           1,750
 Accounts payable, principally trade                   84,106          85,338
 Billings in excess of costs and revenues
  recognized                                          153,975         115,730
 Accrued liabilities                                   68,238          79,351
 Accrued taxes                                         15,402          14,689
                                                     --------        --------
 Total current liabilities                            349,680         296,858

 Long-term debt                                        22,542          22,510
 Deferred income taxes                                 56,865          57,463
 Other liabilities                                     11,331          16,714

 Shareholders' equity:
  Preferred stock, no par value; authorized
   2,000 shares; none issued                                -               -
  Common stock, $1 par value; authorized 40,000
   shares; 17,731 shares issued including shares
   held in treasury                                    17,731          17,731
  Capital in excess of par value of common stock       54,197          51,426
  Retained earnings                                   428,943         424,287
  Accumulated other comprehensive income               (5,719)         (2,205)
  Less:  Common stock held in treasury, at cost
          (4,700 and 4,909 shares)                    122,205         127,070
         Employee stock ownership and restricted
          stock plans                                  17,583          18,937
                                                     --------        --------
Total shareholders' equity                            355,364         345,232
                                                     --------        --------
Total liabilities and shareholders' equity           $795,782        $738,777
                                                     ========        ========


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                               Nine Months
                                                           Ended September 30,
                                                           1998          1997
                                                           ----          ----
Cash Flows from Operating Activities:
  Net income                                             $10,432       $24,435
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         11,770         9,776
    Amortization of net cost of stock plans                1,286         1,040
    Gain from asset divestiture                           (3,066)            -
    Deferred income taxes                                   (828)        9,245
    Domestic prepaid pension cost                        (15,508)      (13,917)
    Changes in operating assets and liabilities          (91,260)       27,306
                                                         -------       -------
   Net cash (used for) provided by operating
    activities                                           (87,174)       57,885
                                                         -------       -------

Cash Flows from Investing Activities:
 Proceeds from maturities of U.S. Government
  securities                                              31,909        58,178
 Proceeds from asset divestiture                          13,546             -
 Purchases of fixed assets, net                          (24,831)      (12,698)
 Purchases of U.S. Government securities                       -       (88,363)
                                                         -------       -------
 Net cash provided by (used for) investing activities     20,624       (42,883)
                                                         -------       -------

Cash Flows from Financing Activities:
 Acquisition of long-term debt                             1,627             -
 Repayments of long-term debt                             (1,236)       (1,152)
 Increase (decrease) in bank loans                        25,850        (5,000)
 Sales (purchases) of common stock for treasury            4,345        (2,618)
 Dividends paid                                           (5,776)       (5,766)
 Payments received from Employee Stock Ownership Trust     1,835         1,835
 Payments to Employee Stock Ownership Trust               (1,342)       (1,729)
                                                         -------       -------
 Net cash provided by (used for) financing activities     25,303       (14,430)
                                                         -------       -------
Net (decrease) increase in cash and cash equivalents     (41,247)          572
Cash and cash equivalents at beginning of period          75,030        57,887
                                                         -------       -------
Cash and cash equivalents at end of period               $33,783       $58,459
                                                         =======       =======

     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

(A) The accompanying unaudited condensed consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Fixed assets, net is stated at cost less accumulated depreciation of $186.0 million at September 30, 1998 and $165.4 million at December 31, 1997.

(C) Revenue and operating income by business segment were the following for the quarter and nine months ended September 30, 1998 and 1997 (in thousands):

                                       Three Months            Nine Months
                                    Ended September 30,    Ended September 30,
                                      1998       1997       1998        1997
                                      ----       ----       ----        ----
     Revenue:
       Engineering, construction
        and consulting services     $343,040   $361,862   $939,524   $  986,913
       Cold storage and related
        activities                     7,403      6,354     21,880       17,086
                                    --------   --------   --------   ----------
          Total revenue             $350,443   $368,216   $961,404   $1,003,999
                                    ========   ========   ========   ==========

     Operating income:
       Engineering, construction
        and consulting services     $  3,735   $ 15,075   $ 15,042   $   38,762
       Cold storage and related
        activities                     1,580      2,186      6,160        5,367
                                    --------   --------   --------   ----------
                                       5,315     17,261     21,202       44,129
       General corporate expenses     (1,434)    (3,421)    (4,482)      (8,439)
                                    --------   --------   --------   ----------
          Total operating income    $  3,881   $ 13,840   $ 16,720   $   35,690
                                    ========   ========   ========   ==========

(D) The Company had a valuation allowance of $4.7 million at September 30, 1998 and $3.6 million December 31, 1997 for deferred tax assets related to net operating loss carryforwards. The valuation allowance at September 30, 1998 comprises $4.6 million relating to state net operating loss carryforwards and $0.1 million relating to the carryforwards of international subsidiaries.

(E) Basic earnings per share for the nine months ended September 30, 1998 and 1997 were computed based on the weighted average number of common shares outstanding during the period of 12,835,460 and 12,807,791, respectively. Diluted earnings per share for the nine months ended September 30, 1998 and 1997 were computed based on the weighted average common and dilutive potential shares outstanding during the period of 12,931,656 and 12,901,824, respectively. The difference between the basic and the dilutive shares outstanding represents the potential dilution from the exercise of stock options during the period assuming the application of the treasury stock method.

(F) Pension related items, which reduced operating costs, were $5.1 million and $15.4 million for the quarter and nine months ended September 30, 1998 compared to $4.3 million and $13.4 million for the same periods in the prior year. These items increased net income by $3.1 million, or $0.23 per share, and $9.2 million, or $0.71 per share, for the quarter and nine months ended September 30, 1998, compared with $2.6 million, or $0.20 per share and $8.1 million or $0.62 per share for the same periods in 1997. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its international subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of Statement of Financial Accounting Standards No. 87 net transition asset. The plan is overfunded primarily due to favorable asset performance. The transition asset will be fully amortized in 1998.

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

     Under the 1995 Stock Option Plan for the nine-month period ended September 30, 1998, nonqualified options for 21,000 shares of common stock were granted to non-employee directors and employees at a weighted average per share option price of $41.84. Twenty-five percent of the nonqualified options granted become exercisable on each of the first four anniversary dates of the grant. Options with respect to 16,250 shares were exercised and options for 29,750 shares were cancelled during the nine-month period. Nonqualified options for 340,750 shares remain exercisable.

     Under the 1998 Plan for the nine-month period ended September 30, 1998, nonqualified and incentive stock options for 245,500 shares of common stock were granted to employees at a per share option price of $43.19. Twenty-five percent of the options granted will become exercisable on each of the first four anniversary dates of the grants. Therefore, no options under this plan will be exercisable before May 14, 1999. Options for 1,000 shares were cancelled during the nine-month period. Nonqualified options for 244,500 shares remain exercisable. For the nine-month period ended September 30, 1998, 1,000 shares of restricted stock were awarded under the 1998 Plan at an average per share price of $38.44. No shares have been forfeited as of September 30, 1998.

(H) In July 1995 and January 1998, the Board of Directors of the Company authorized an increase in the share repurchase program from 1.0 million to
     2.5 million shares and from 2.5 million to 3.0 million shares, respectively, of the Company's common stock in open market transactions at prevailing prices. For the nine months ended September 30, 1998, the Company acquired 43,011 shares at a cost of $1.7 million. The amount and timing of stock repurchases will depend upon market conditions, share price, as well as other factors. The Company reserves the right to discontinue the repurchase program at any time.

(I) During the third quarter of 1998, the Company entered into three separate line of credit agreements totaling $110 million. These bank loans amounted to $40.0 million, $40.0 million and $30.0 million, and there were no borrowings under any of these bank loans as of September 30, 1998. Bank debt as of September 30, 1998 was under previously existing lines of credit. In addition, the Company assumed a $2.0 million line of credit from Power Technologies, Inc. upon the finalization of the merger in the third quarter (see Note O). Borrowings under this line of credit amounted to $0.8 million as of September 30, 1998.

(J) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The adoption of this statement only changes the display and disclosure of information and does not impact amounts previously reported for net income or shareholders' equity. Comprehensive income was $2.3 million and $9.0 million for the quarters ended September 30, 1998 and 1997, respectively. Other comprehensive income (loss) consists of translation adjustments of $0.1 million and $(0.4) million for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997 comprehensive income was $6.9 million and $23.6 million, respectively. Other comprehensive income consists of translation adjustments of $(3.5) million and $(0.8) million for the nine months ended September 30, 1998 and 1997, respectively.

(K) During the first quarter of 1998, the Company completed its divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). In 1996, the carrying value of the building was written down to fair value and the loss, per Statement of Financial Accounting Standards No. 121, was recorded as an operating loss. The Company also completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space.

(L) In January 1998, the Company purchased the assets of Belmont Constructors, Inc. ("Belmont"). The purchase price is contingent upon the results of certain long-term contracts which will be completed by the end of 1998. Belmont is principally engaged in providing construction and construction management services to a diverse group of clients in the hydrocarbons, water, industrial and power markets. The Company recorded this transaction using the purchase method of accounting for business combinations. The results of Belmont are included in the Company's condensed consolidated financial statements from the date of acquisition.

(M) During the second quarter of 1998, the Company acquired ownership of S.C. Wood, LLC (SC Wood) in settlement of claims against a client who failed to fulfill certain contractual obligations. The assets of SC Wood consist primarily of a petroleum products pumping station. The Company paid a nominal amount as the purchase price. The assets of SC Wood are carried at $6.7 million representing the net book value of services and other advances in connection with the project. The Company plans to sell the operations of SC Wood and therefore the net assets of SC Wood are classified as an asset held for sale in the Company's Consolidated Balance Sheet at September 30, 1998. SC Wood is principally operated as a pumping station which uses natural gas to pump petroleum products.

(N) During the third quarter of 1998, Commercial Cold Storage, Inc. ("Commercial"), a subsidiary of Stone & Webster, Incorporated, signed a definitive agreement to acquire the shares of seven companies which comprise The Nordic Group, a multi-location, privately-owned cold storage company. The acquisition was completed subsequent to the closing of the third quarter and the purchase price of approximately $75 million in cash plus $3.5 million in working capital and approximately $1.5 million in other adjustments, subject to certain post-closing adjustments, was financed through lines of credit. The Nordic Group will be operated as a subsidiary of Commercial.

(O) During the third quarter of 1998, the Company completed the acquisition of Power Technologies, Inc. ("PTI"). PTI provides engineering consulting services, develops computer software for use by utility companies, develops and conducts educational courses and develops customized computer hardware. At the closing, the purchase price was paid in common stock of the Company having a value of $9 million. Along with certain other contingent cash considerations related to a specific project, the PTI shareholders may receive additional shares of the Company's stock having a value of up to $8 million based on meeting certain performance requirements over the next five years. In the event of a contingent payout, the number of shares of common stock issued will be based on the stock price used in connection with the initial closing.

(P) Certain financial statement items have been reclassified to conform to the current year's presentation. For the three and nine month periods ended September 30, 1997, the Company made reclassifications between general and administrative expenses and cost of revenue.

(Q) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payments of amounts, if any, that would have a material adverse effect on the Company's financial position, results of operations or earnings per share calculations.

     The Trans-Pacific Petrochemical Indotama ("TPPI") project continues to be suspended pending resolution of financing issues by the client. If refinancing efforts are successful, it is possible that the project could be restarted during 1999. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project. Had the project been cancelled as of September 30, 1998, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $63 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

     The Company is currently performing two contracts in Ghana for the engineering, procurement and construction of power plants. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed each contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has submitted requests for equitable adjustment and change orders in excess of $40 million on one contract and is preparing change order requests to be submitted on the second contract. The Company has recognized revenue in excess of $40 million on these two contracts representing, in management's judgment, a conservative estimate of the total amount expected to be realized from the change orders. Negotiations regarding these change orders are ongoing and management expects to reach agreement with the owner on the first change order by the end of 1998.

     A joint venture, in which the Company is a 50 percent owner, submitted claims to recover in excess of $112 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The Company believes that the joint venture will realize substantial recovery on these claims. The Company has not recognized any contract revenue associated with these claims. The joint venture has been notified of claims in excess of $53 million, which have been submitted by a subcontractor who has filed for arbitration of these claims. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture.

(R) In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

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

Results of Operations

For the quarter ended September 30, 1998, the Company reported revenue of $350.4 million, a decrease of 4.8 percent from the $368.2 million reported in the third quarter of 1997. Operating income for the quarter was $3.9 million compared with $13.8 million for the third quarter of 1997. Net income for the quarter ended September 30, 1998 was $2.1 million or $0.17 per share, compared with net income of $9.4 million or $0.73 per share for the same period in 1997. New orders were $725.1 million for the quarter ended September 30, 1998 compared with $211.0 million for the third quarter of 1997.

Revenue for the nine months ended September 30, 1998 was $961.4 million compared with $1,004.0 million reported for the same period in 1997, a decrease of 4.2 percent. Operating income for the first nine months of 1998 was $16.7 million compared with operating income of $35.7 million for the same period in 1997. Net income for the nine months ended September 30, 1998 was $10.4 million or $0.81 per share, compared with net income of $24.4 million, or $1.90 per share for the same period in 1997. Backlog for the first nine months of 1998 was $2.7 billion which increased $0.2 billion compared to December 31, 1997, and increased $0.1 billion compared to September 30, 1997. New orders for the first nine months of 1998 were $1.2 billion compared to $1.1 billion for the same period in 1997.

Components of earnings per share were:

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                           1998     1997        1998     1997
                                           ----     ----        ----     ----
Basic and diluted earnings per share
 from:
   Operations                             $(0.06)   $0.53      $(0.05)   $1.22
   Pension related items                    0.23     0.20        0.71     0.62
                                          ------    -----      ------    -----
   Ongoing operations                       0.17     0.73        0.66     1.84
   Divested operations                         -        -           -     0.06
   Asset divestiture                           -        -        0.15        -
                                          ------    -----      ------    -----
   Basic and diluted earnings per share    $0.17    $0.73       $0.81    $1.90
                                           =====    =====       =====    =====

Pension related items reduced operating costs by $5.1 million and $15.4 million for the quarter and nine months ended September 30, 1998, respectively, and $4.3 million and $13.4 million for the same periods in the prior year. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of Statement of Financial Accounting Standards No. 87 net transition asset. The plan is overfunded primarily due to favorable asset performance. The transition asset will be fully amortized in 1998.

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

Engineering, Construction and Consulting

The Company's Engineering, Construction and Consulting segment reported revenue of $343.0 million in the third quarter of 1998, a decrease of 5.2 percent from the $361.9 million reported for the same period last year. The decrease in revenue is primarily attributed to lower revenues in the Process Division due to suspension of the Trans-Pacific Petrochemical Indotama ("TPPI") project. In addition, there has been lower than expected new work and higher than expected activity on the assumed lump sum projects from Belmont Constructors, Inc. ("Belmont"), which the Company acquired in January 1998. Operating income was $3.7 million for the third quarter of 1998 compared to $15.1 million in the third quarter of 1997. The decrease in operating income is primarily due to losses on several Power and Process Division projects.

For the first nine months of 1998, the Engineering, Construction and Consulting segment had revenue of $939.5 million, a decrease of 4.8 percent compared to revenue of $986.9 million for the same period in 1997. Operating income for the first nine months of 1998 was $15.0 million compared with operating income of $38.8 million for the same period in 1997.

New orders for the Engineering, Construction and Consulting segment for the quarter and nine months ended September 30, 1998 were $725.1 million and $1.2 billion, respectively, compared with $211.0 million and $1.1 billion for the same periods in 1997.

The Trans-Pacific Petrochemical Indotama ("TPPI") project continues to be suspended pending resolution of financing issues by the client. If refinancing efforts are successful, it is possible that the project could be restarted during 1999. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project. Had the project been cancelled as of September 30, 1998, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of $63 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

The Company is currently performing two contracts in Ghana for the engineering, procurement and construction of power plants. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed each contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has submitted requests for equitable adjustment and change orders in excess of $40 million on one contract and is preparing change order requests to be submitted on the second contract. The Company has recognized revenue in excess of $40 million on these two contracts representing, in management's judgment, a conservative estimate of the total amount expected to be realized from the change orders. Negotiations regarding these change orders are ongoing and management expects to reach agreement with the owner on the first change order by the end of 1998.

Orders and backlog for the nine months ended September 30, 1998 and 1997 were (in thousands):

                                  Three Months                Nine Months
                               Ended September 30,        Ended September 30,
                               1998          1997         1998          1997
                               ----          ----         ----          ----
Beginning backlog           $2,357,122    $2,756,334   $2,519,302    $2,487,552
Orders                         725,113       210,809    1,099,473     1,104,651
Backlog acquired (Belmont)           -             -       59,944             -
Revenue                       (343,040)     (361,863)    (939,524)     (986,923)
                            ----------    ----------   ----------    ----------
Ending backlog              $2,739,195    $2,605,280   $2,739,195    $2,605,280
                            ==========    ==========   ==========    ==========

Orders represent the net amount of new orders, cancellations and scope changes.

Cold Storage And Related Activities

The Company's Cold Storage segment reported operating income of $1.6 million and $6.2 million for the quarter and nine months ended September 30, 1998, respectively, compared with operating income of $2.2 million and $5.4 million for the same periods in 1997. The decrease in operating income was primarily due to an increase in direct labor expense from overtime incurred and increased customer claims during the third quarter. Revenue was $7.4 million and $21.9 million for the quarter and nine months ended September 30, 1998, respectively, compared with revenue of $6.4 million and $17.1 million for the same periods in 1997. The increase in revenue and operating income of the Cold Storage segment is primarily the result of increased volume and continued expansion of the customer base. Commercial Cold Storage, Inc., a wholly owned subsidiary of the Company, completed its acquisition of the seven corporations constituting The Nordic Group subsequent to the third quarter.

General and Administrative Expenses, Other Income (Expenses) and Income Taxes

General and administrative expenses for the quarter and nine months ended September 30, 1998 were $15.8 million and $47.4 million, respectively, compared with $17.0 million and $51.7 million for the same periods in 1997. The decrease in general and administrative expenses for the quarter ended September 30, 1998 is primarily attributable to lower occupancy costs as a result of the divestiture of unused office space. Interest expense net of interest income for the quarter ended September 30, 1998 was $0.4 million and interest income net of interest expense for the first nine months was $0.1 million, compared with interest income net of interest expense for the quarter and nine months ended September 30 1997, of $0.6 million and $1.6 million, respectively.

Financial Condition

Cash and cash equivalents decreased by $41.3 million during the first nine months of 1998. Net cash used for operating activities of $87.2 million reflected an increase in operating working capital (which consists of accounts receivable and costs and revenues recognized in excess of billings less accounts payable and billings in excess of costs and revenues recognized) due to procurement commitments on the TPPI project, funding requirements of the recently acquired Belmont Constructors, Inc. assets and working capital requirements for several projects including the power projects in Ghana. Net cash provided by investing activities of $20.6 million reflects maturities of U.S. Government securities and proceeds from the sale of the Company's Cherry Hill, New Jersey, office building offset by purchases of fixed assets used in the Company's operations. Net cash provided by financing activities of $25.3 million reflects the payment of dividends, repayment of long-term debt, borrowings under a bank loan. The Company's ongoing share repurchase program is discussed in Note H to the condensed consolidated financial statements. Total debt was $50.5 million at September 30,1998, compared to $24.3 million at year-end 1997.

The Company believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. The Company has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. Cash on hand and temporary investments provide adequate operating liquidity. Additional liquidity is provided through lines of credit and revolving credit facilities that total $145.2 million. At September 30, 1998, there was $25.9 million outstanding under these facilities.

Subsequent to the end of the third quarter, the Company was notified by one of its lenders that a $25.0 million line of credit will not be renewed. The bank has agreed to continue the facility, which is outstanding in its entirety, on a month-to-month basis, while the Company negotiates replacement lines with other lenders. The Company is in active discussions with several financial institutions. The Company anticipates repaying this line of credit by year end, regardless of the status of negotiations with the new lenders.

Year 2000 Compliance

The Company is in the process of evaluating and upgrading its computer applications, including all of its information technology and non-information technology such as embedded technology, in part to ensure their functionality with respect to the Year 2000 millennium change.

The Company has substantially completed its evaluation of all software and information systems which it uses that are to be validated as Year 2000 compliant. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issue during 1999. Key financial systems will become compliant through implementation of new enterprise-wide financial systems. The primary objective of implementing these new systems is to improve access to financial information of the Company and to implement a state-of-the-art project accounting system. Therefore, costs related to this implementation effort are not all considered Year 2000 compliance costs.

The Company is giving consideration to compliance by third party suppliers. Failure by third party suppliers to become Year 2000 compliant could result in the Company's inability to obtain products as scheduled, which could potentially lead to delays in meeting client orders. The Company will also review the Year 2000 readiness of clients which are material to the Company's business, if any. Failure by material customers to become Year 2000 compliant could result in the Company's inability to obtain or perform work on a timely basis for such customers, leading to delays in receipt of revenue.

The Company is taking protective measures regarding the purchases from third party suppliers of software, hardware and computer information systems. The Company is obtaining assurances that the information systems and related products supplied will be Year 2000 compliant. In addition, the Company is in the process of determining significant vendors to be contacted regarding their Year 2000 compliance. The Company had not contacted any of its significant suppliers as of September 30, 1998. No definitive conclusions can be made regarding whether the software or systems of third party suppliers will have a materially adverse effect on the Company's business, results of operations or financial condition. However, at this time, management does not believe that the Company will experience significant exposure related to the software or systems of third party suppliers.

The Company has initiated a process of reviewing existing contractual obligations with its clients to determine whether any Year 2000 compliance exposure exists to its clients or third parties. As of September 30, 1998, no such exposure had been determined. The Company currently believes that systems and equipment purchased by it for delivery to third parties will be made Year 2000 compliant during 1999.

A formal contingency plan will not be formulated unless the Company has identified specific areas where there is substantial risk of Year 2000 problems occurring, and no such areas have been identified as of this date. The Company has not yet developed an estimate of material lost revenue due to Year 2000 issues in a most reasonably likely worst case Year 2000 scenario because it has not yet completed all of the necessary review, which is ongoing. To date, the cost of the reviews and analysis have totaled less than $0.1 million. The Year 2000 review is intended to correct the remaining internal systems that are not Year 2000 compliant and to identify any client or other external situations in which the Company or its vendors have provided systems that are not Year 2000 compliant. The cost of correcting external Year 2000 compliance situations, if any, cannot be determined until such cases, if any exist, are identified and evaluated. The cost to correct internal systems and review external systems is estimated to be $0.4 million.

Readers are cautioned that forward-looking statements contained in the Year 2000 Issue disclosure should be read in conjunction with the Company's disclosures under the heading: "Forward- Looking Information" on page 17.

Other Accounting Matters

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

The statements under the caption "Year 200 Compliance" describing the Company's plans and objectives for handling the Year 2000 issue and the expected impact of the Year 2000 issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and unforeseen or increased costs associated with the implementation of the plan and any necessary changes to the Company's systems. Any inability experienced by the Company during implementation resulting from necessary changes not completed in a timely manner could have an adverse effect on the results of operations. Moreover, even if the Company successfully implements the changes necessary to address the Year 2000 issue, there can be no assurances that the Company will not be adversely affected by the failure of others, including vendors and clients, to become Year 2000 compliant.

PART II. Other Information
Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

    (4)  Instruments   defining  the  rights  of  security  holders,   including
         indentures.

         As of September 30, 1998, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling $22.5 million, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized lease commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

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

                            STONE & WEBSTER, INCORPORATED




                            By:  /S/ THOMAS L. LANGFORD
                                 _________________________________________
Dated:  November 13, 1998        Thomas L. Langford
                                 Executive Vice President
                                 (Duly authorized officer and
                                  Chief Financial Officer)




                            By:  /S/ DANIEL. P. LEVY
                                 _________________________________________
                                 Daniel P. Levy
                                 Vice President and Controller
                                 (Principal Accounting Officer)