Form 10-K405
period 1998-12-31
STONE & WEBSTER INC
filed 1999-03-26
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K 405


          For Annual and Transition Reports Pursuant to Sections 13 or
                                  15(d) of the
                         Securities Exchange Act of 1934

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ].

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

    $330,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of February 26, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Common Stock:  13,061,047 shares as of February 26, 1999.

The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

    Part      Document

    I, II Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report to Shareholders")

     III Proxy Statement in connection with the registrant's 1999 Annual Meeting of Shareholders

                             PART I

Item 1.  Business.

Registrant was incorporated as a Delaware corporation in 1929. Stone & Webster, Incorporated and its subsidiaries (hereinafter referred to as the "Company" or "Stone & Webster") are principally engaged in providing professional engineering, construction and consulting services. Subsidiaries also own fourteen cold storage warehousing facilities primarily in the Southeastern United States and own and operate the Stone & Webster office buildings in Boston, Massachusetts, and Houston, Texas. Stone & Webster develops, takes ownership interests in, and operates projects for which they may provide engineering, construction and other services.

The information relating to the business segments of the Company required by this Item is hereby incorporated by reference from Note (S) to the consolidated financial statements and from "Management's Discussion and Analysis" in the Financial Information section of the registrant's 1998 Annual Report to Shareholders which are filed herewith in Exhibit (13). This information includes the revenues from sales to unaffiliated customers (from which percentage of revenue information is available), operating income, and identifiable assets attributable to the Company's industry segments for the three years ended December 31, 1998.

Engineering, Construction and Consulting

Stone & Webster, through its subsidiaries, provides complete engineering, design, construction, and full environmental services for power, process, governmental, industrial, transportation and civil works projects. It also constructs from plans developed by others, makes engineering reports and business examinations, performs consulting engineering work, and offers information management and computer systems expertise to clients. A full range of services in environmental engineering and sciences, including complete execution of environmental projects, is also provided. The Company remains active in the nuclear power business, for utility and governmental clients, and continues to undertake a significant amount of modification and maintenance work on existing nuclear power plants as well as decommissioning and decontamination projects. Advanced computer systems development services and products are offered in the areas of systems integration, computer-aided design, expert systems and database management. Registrant or its subsidiaries may take an ownership position in development projects for which other subsidiaries may provide engineering, construction, procurement, management, and operation and maintenance services. Comprehensive management consulting and financial services are furnished for business and industry, including public utility, transportation, pipeline, land development, petroleum, and manufacturing companies, banking and financial institutions and government agencies. It also performs appraisals for industrial companies and utilities.

Stone & Webster's Engineering, Construction and Consulting segment includes four Divisions which are responsible for marketing and executing projects within a sector on a worldwide basis. The four Divisions are held accountable for achieving goals established for their market sector in the Power, Process, Environmental/Infrastructure and Industrial sectors. This structure enables the Company to capitalize on its international relationships, experience and abilities. Where appropriate, lump sum turnkey contracts are employed as a means of providing comprehensive services. The Company's Engineering, Construction and Consulting business segment continues to focus on its strengths involving technology, for example, in advanced applications for both refinery and ethylene process work, and in development of software applications and knowledge-based engineering toolkits.

Cold Storage

Modern public cold storage warehousing, blast-freezing and other refrigeration and consolidation services are offered in Georgia, North Carolina, South Carolina, Alabama, Mississippi and Ohio to food processors and others at fourteen facilities with approximately 47.8 million cubic feet of freezer and controlled temperature storage space. In view of increased demand for services relating to food exports, the Company acquired the Nordic Group in the fourth quarter of 1998. The acquisition resulted in increased freezer and cooler space of almost 23 million cubic feet. Offices and processing areas are leased to customers. Comprehensive freezer services and refrigerated transportation services are offered to customers.

Competition

The principal business activities of Stone & Webster in the Engineering, Construction and Consulting segment are highly competitive, with competition from a large number of well-established concerns, some privately held and others publicly held. Inasmuch as the Company is primarily a service organization, it competes by providing services of the highest quality. Stone & Webster believes it occupies a strong competitive position but is unable to estimate with reasonable accuracy the number of its competitors and its competitive position in the engineering, construction and consulting services industry.

The business activities in the cold storage segment are primarily performed in the Southeastern United States. Competition in this market area comes from a relatively small number of companies offering similar types of services. The Company's subsidiaries compete in this field by providing services of the highest quality, emphasizing responsiveness to the needs of customers and to the end receiver of the customers' product. As part of that commitment, the Company provides modern data processing and communication equipment for customers. Stone & Webster believes it occupies a strong competitive position in this area.

Backlog

Backlog figures for Stone & Webster's Engineering, Construction and Consulting segment have not historically been considered by the Company to be indicative of any trend in these activities nor material for an understanding of its business. At any given date, the portion of engineering and construction work to be completed within one year can only be estimated subject to adjustments, which can in some instances be substantial, based on a number of factors. Clients frequently revise the scope of the services for which they have contracted with subsidiaries of the Company, especially on projects subject to regulatory approval or which require environmental permitting/licensing. Scope increases and decreases of substantial magnitude may occur on such projects and directly affect backlog. Additionally, delays are common and affect the timing of when backlog would be translated into revenues. As a result, the aggregate of such figures in relation to consolidated revenues could be misleading unless understood in light of the foregoing contingencies. Backlog information is calculated on the basis of the total value to the Company's subsidiaries of all services to be rendered under the available contracts plus the value of equipment, material, services and subcontracts for which the contracting subsidiary has overall technical and commercial responsibility. The following backlog information is provided as of December 31, 1998 and December 31, 1997.

Stone & Webster's engineering subsidiaries' backlog as of December 31, 1998 amounted to $2,636 million compared with $2,519 million as of December 31, 1997. New work awards, including changes in scope, in both 1998 and 1997 were approximately $1,331 million. Also see "Revenue, New Orders and Backlog" in the "Management's Discussion and Analysis" in the 1998 comparison with 1997 as incorporated by reference above in this Item 1 from registrant's 1998 Annual Report to Shareholders filed herewith in Exhibit (13). Although the majority of the subsidiaries' contracts may be reduced or cancelled by the client at any time, significant reductions in scope are unusual. Although the new orders for 1998 were approximately equal to those of 1997, the mix of orders reflects current trends in the markets served by the Company. Power Division orders of $1,070 million increased by 67 percent from the 1997 orders of $641 million. Increases in Power Division orders, which have been primarily from domestic clients, reflect the effects of deregulation on the power industry. These developments include smaller plants using more efficient combined cycle technology, and decommissioning of older, primarily nuclear, generating capacity. The 38 percent decline in Process Division orders reflects the current weakness in the petrochemical industry, which is the customer base for the Company's process technology, and the economic slowdown in Asia, which had been a major market for new process plant construction. Environmental/Infrastructure Division orders include an adjustment of $533 million resulting primarily from backlog reduction on task order contracts booked in 1996 and earlier. For indefinite delivery and indefinite quantity contracts, the Company has adopted the policy of recording only funded and released tasks in backlog, and the backlog reduction reflects the application of this change to previously booked contracts. The 56 percent decrease in Industrial Division orders is a result of concentration on selected market opportunities in cement, forest products and chemical sectors.

Approximately 37 percent of the total backlog as of December 31, 1998 is expected to be realized within the next year.

In addition, approximately 42 percent of the December 31, 1998 backlog amount is from contracts with international clients.

                                     BACKLOG
                Engineering, Construction and Consulting Services
                            (in Millions of Dollars)

        As of                  Changes      Revenue       As of
      12/31/97    New Work    In Scope    Recognized*   12/31/98

       $2,519      $1,139       $192       ($1,214)      $2,636

      *Revenue Recognized reflects revenues of the Engineering, Construction and Consulting segment.

Backlog figures in the cold storage industry are not provided since, in the Company's opinion, such information is not necessarily meaningful because of the nature of the food processing, storage and distribution business where repetitive services of short duration are the norm.

Clients

Although Stone & Webster's subsidiaries in the Engineering, Construction and Consulting segment have numerous clients, the Company historically has not had a continuing dependence on any single client. One or a few clients have in the past and may in the future contribute a substantial portion of consolidated revenues in any one year or over a period of several consecutive years due to the size of major engineering and construction projects. Stone & Webster's business is not necessarily dependent upon sustaining, and the Company does not necessarily expect to sustain in future years, the level of revenues contributed by particular clients in any given year or period of consecutive years. Once the subsidiary commences work on a particular project, it is unlikely that the client would terminate the involvement of the subsidiary prior to completion of the project, unless the project itself is canceled or postponed. Historically the Company's subsidiaries have provided ongoing services to clients following completion of major projects for them. Nonetheless, the Company must obtain new engineering and construction projects, whether from existing clients or new clients, in order to generate revenues in future years as existing projects are completed.

Consequently, Stone & Webster has not considered the names of clients to be material to investors' understanding of the Company's business taken as a whole. Stated in terms of total revenues (as described under Backlog, above), which is consistent with the Company's financial reporting in this report, the Engineering, Construction and Consulting segment had no client who accounted for more than 10 percent of consolidated revenues in 1996 or 1998. In 1997, one client, PT Trans-Pacific Petrochemical Indotama, accounted for 12 percent of consolidated revenues.

The cold storage segment had no client who accounted for 10 percent or more of consolidated revenues in 1996, 1997 or 1998.

Environmental Compliance

Compliance by Stone & Webster and its subsidiaries with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material adverse effect upon the capital expenditures, earnings and competitive position of registrant and its subsidiaries. Also see Note (I) to the consolidated financial statements which is incorporated by reference from the "Notes to Consolidated Financial Statements" of the Financial Information section of the registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

The Engineering, Construction and Consulting segment has benefited from the extensive amount of environmental legislation and regulatory activity now in place because the effect of such regulations on the businesses of the segment's clients has increased the demand for environmental services provided by registrant's subsidiaries. The demand for such services to help clients in their own environmental compliance efforts is expected to continue.

Year 2000 Compliance

See "Year 2000 Compliance" in the "Management's Discussion and Analysis" as incorporated by reference above in this Item 1 from registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

Employees

Stone & Webster and its subsidiaries had approximately 5,500 regular employees as of December 31, 1998. In addition, there are at times several thousand craft employees employed on projects by subsidiaries of the Company. The number of such employees varies in relation to the number and size of the projects actually undertaken at any particular time.

Executive Officers of the Registrant

Name                    Age    Position Held                          Held Since

H. Kerner Smith          54    Chairman of the Board                   5/8/97
                               President and Chief Executive
                                 Officer and Director                  2/12/96

Peter M. Evans           53    Senior Executive Vice President         1/26/99

Thomas L. Langford       57    Executive Vice President
                                 and Chief Financial Officer           6/2/97

Edward J. Walsh          47    Executive Vice President                8/15/95

Robert C. Wiesel         48    Executive Vice President                12/17/96

James P. Jones           55    Vice President, Secretary
                                 and General Counsel                   1/27/98

Gerard A. Halpin, III    41    Vice President                          5/14/98
                               Treasurer                               12/2/96

Each of the executive officers listed above has held executive or administrative positions with Stone & Webster for at least the last five years, except that Mr. Smith, who joined the Company in February 1996, had been President and Chief Executive Officer of Deutsche Babcock Technologies, Inc. and a Managing Director of Deutsche Babcock A G during the last five years; Mr. Evans, who joined the Company in January 1999, had been President and Chief Operating Officer of M.W. Kellogg Company from 1997 to January 1999, and had been Executive Vice President and Senior Vice President, Operations since 1994; Mr. Langford, who joined the Company in 1997, had been President of The Parsons Corporation from 1991 to
1996; Mr. Jones, who joined the Company in 1998, had been Special Counsel with Jones Walker Waechter Poitevent Carrere & Denegre L.L.P. in New Orleans from 1995 to 1997 and Associate General Counsel for Freeport-McMoRan Inc. from 1989 to 1995; and Mr. Halpin, who joined the Company in 1996, had been Assistant Treasurer of General Electric Company since 1991.

Each officer has been elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Shareholders and until his successor is duly elected and qualified. The next Annual Meeting of Shareholders is scheduled to be held May 13, 1999.

Item 2.  Properties.

The important physical properties of Stone & Webster are as follows:

     A. A 14 story office building with approximately 800,000 square feet of office space at 245 Summer Street, Boston, Massachusetts, which serves as corporate headquarters for the organization and is approximately 56 percent occupied by the Company and its subsidiaries with the balance currently being leased or held for rental to others.

     B. A 6 story office building with approximately 320,000 square feet of office space at 1430 Enclave Parkway, Houston, Texas, which is approximately 65 percent occupied by subsidiaries of the Company with the balance currently being leased or held for rental to others.

     C. A 21.5 acre site in Laporte, Texas, with 7 permanent buildings comprising approximately 44,000 square feet which was acquired by a subsidiary in January 1998 and which is used in connection with a subsidiary's construction business.

     D. An office building with approximately 65,000 square feet of space consisting of two floors of office and support function space at 1482 Erie Boulevard, Schenectady, New York, and an office building with approximately 21,000 square feet at 1473 Erie Boulevard, Schenectady, New York, which were acquired by a subsidiary in 1998 and which are substantially occupied by a subsidiary.

     E. Approximately 17.6 million cubic feet of cold storage space in two facilities in Atlanta, Georgia and approximately 7.2 million cubic feet of cold storage space in a third facility near Rockmart, Georgia. These facilities are used in connection with the Company's cold storage business.

     F. Eleven cold storage warehouse properties in North Carolina, South Carolina, Alabama, Mississippi and Ohio, which comprise almost 23 million cubic feet. These properties were acquired by a subsidiary in 1998 and are used in connection with the Company's cold storage business.

All of the properties listed above are owned in fee by the Company. In addition to the foregoing, Stone & Webster occupies office space in various cities, in premises leased from others for varying periods - both long and short term - the longest of which extends to 2008.

An 8 story office building with approximately 140,000 square feet of office space at 51 Sleeper Street, Boston, Massachusetts was sold in December 1997, and a 6 story office building with approximately 450,000 square feet of office space at 3 Executive Campus, Cherry Hill, New Jersey, which is currently approximately 25 percent occupied by registrant's subsidiaries under a lease, was sold in February 1998.

Item 3.  Legal Proceedings.

     (a) Stone & Webster Engineering Corporation ("SWEC"), a subsidiary of the registrant, has been named as a defendant, along with numerous other defendants, in a number of complaints which seek damages arising out of alleged personal injuries and/or wrongful death due to exposure to asbestos products allegedly utilized by the defendants.

     Many of these complaints have been dismissed or withdrawn, and SWEC has settled many of these cases for amounts which, when taken together, do not have a material impact on registrant's financial condition or results of operations. The Company believes that there has not been, nor is there a probability that there will be, any accrual of a material liability of the registrant as a result of the asbestos claims received to the present.

     SWEC believes that it has strong factual and legal defenses to the remaining claims and intends to defend vigorously.

     (b) Registrant and two of its subsidiaries have been named as defendants in two pending legal actions brought by Blackstone Valley Electric Company in January 1994 in the United States District Court for the District of
Massachusetts (along with another company named as a defendant) and in March 1996 in the United States District Court for the District of Rhode Island, and have received other claims from private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These matters relate to business activities which took place generally in the first half of this century. No governmental authority has sought similar redress from the registrant or its subsidiaries (except in the case of one subsidiary in limited connection with claims made primarily with respect to clients of that subsidiary) nor has the registrant been determined to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, registrant and its subsidiaries believe that they have valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

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

     (c) Also see Note (I) to the consolidated financial statements as set forth under "Notes to Consolidated Financial Statements" which was incorporated by reference above in Item 1 from registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information required by Item 5 is hereby incorporated by reference from "Market and Dividend Information" of the Financial Information section included in registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

Item 6.  Selected Financial Data.

The information required by Item 6 is hereby incorporated by reference from "Selected Financial Data" of the Financial Information section included in registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is hereby incorporated by reference from "Management's Discussion and Analysis" of the Financial Information section included in registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A is hereby incorporated by reference from the Financial Condition and Liquidity section of "Management's Discussion and
Analysis" and from Note (A) and Note (R) to the consolidated financial statements of the Financial Information section included in registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference from the Consolidated Financial Statements of Stone & Webster, Incorporated and Subsidiaries of the Financial Information section included in registrant's 1998 Annual Report to Shareholders, which is filed herewith in Exhibit (13).

The schedule required by Regulation S-X is filed herewith in Exhibit (13)(ii).

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

Item 11.  Executive Compensation.

In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 11 is not presented here since such information is included in the definitive proxy statement which involves the election of Directors which will be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year, and such information is hereby incorporated by reference from Item I of such proxy statement, except that the information included therein which is not required to be "filed" in accordance with Regulation S-K,
Item 402(a)(8) (including the Report of the Compensation Committee and the Performance Graph) is not incorporated by reference as part of this report on Form 10-K.

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


                             PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of the report:

     1.   Financial Statements and Financial Statement Schedule

          (i) The following items are incorporated by reference from the Financial Information section included in registrant's 1998 Annual Report to Shareholders, filed herewith in Exhibit (13):

          Management's Discussion and Analysis

          Financial Statements:
           Consolidated  Statements of  Operations and Comprehensive  Income for
               the Three Years Ended December 31, 1998
           Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Shareholders' Equity for the Three Years
               Ended December 31, 1998
           Consolidated  Statements  of  Cash  Flows  for the  Three Years Ended
               December 31, 1998
           Notes to Consolidated Financial Statements
           Selected Financial Data
           Market and Dividend Information
           Report of Management
           Report of Independent Accountants
           Business Segment Information

          (ii) Financial Statement Schedule for the Three Years Ended December 31, 1998:

               II.  Valuation and Qualifying Accounts

          (iii)  Report  of  Independent   Accountants  on  Financial  Statement
     Schedule

     2.   Exhibits:

          (3)  Articles of Incorporation and By-laws -

               (i) The Restated Certificate of Incorporation of registrant, as amended, (incorporated by reference to Exhibit 3 (i) to registrant's Registration Statement on Form S-4 (File No. 333-57961) filed with the Commission on June 29, 1998).

               (ii) The By-laws of registrant, as amended (filed herewith).

          (4) Instruments defining the rights of security holders, including indentures -

               (i) As of December 31, 1998, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $22,228,000, principally in connection with mortgages relating to real property for a subsidiary's office building, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

               (ii) Rights Agreement, dated as of August 15, 1996, between Stone & Webster, Incorporated and ChaseMellon Shareholder Services, L.L.C., (incorporated by reference to Exhibit 1.1 to registrant's Registration Statement on Form 8-A filed on August 16, 1996).

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

               (d) Form of agreement between registrant and Named Executive Officers of registrant dated as of August 31, 1995, and subsequent dates, relating to certain employment arrangements that would become operable only in the event of a "change of control" (as defined in the form of agreement) (incorporated by reference to Exhibit 10 (b) to the registrant's Registration Statement on Form S-4 (File No. 333-57961) filed with the Commission on June 29, 1998.

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

               (f)  Non-employee   Director   Deferral  Plan   (incorporated  by
          reference to Exhibit 10(f) to the registrant's Form 10-K for the fiscal year ended December 31, 1997).

               (g) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10 (g) to the registrant's Form 10-K for the fiscal year ended December 31, 1997).

               (h) Long-Term Incentive Compensation Plan, as amended, (incorporated by reference to Exhibit 4.4 to registrant's Registration Statement on Form S-8 (File No. 333-71857) filed with the Commission on February 5, 1999).

               (i) Form of employment agreement with James P. Jones (filed herewith).

          ______________
          *Exhibits 10 (a) through (i) are compensatory plans, contracts and arrangements in which Directors and certain executive officers participate.

          (13) (i) 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Financial Section) (filed herewith).

               (ii) Financial Statement Schedule (filed herewith).

               (iii) Report of Independent Accountants on Financial Statement Schedule (filed herewith).

          (21) Subsidiaries of the registrant (filed herewith).

          (23) Consent of Independent Accountants (filed herewith).

          (24) (i)  Secretary's Certificate (filed herewith).

               (ii) Powers of Attorney (filed herewith).

          (27) Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

     Registrant filed the following report on Form 8-K during the last quarter of the period covered by this report.

Date of Form 8-K    Description
October 15, 1998    Submitted  under  Item  2,  Acquisition  or  Disposition  of
                    Assets, relating to the acquisition by a subsidiary of seven companies that comprise The Nordic Group which owned  eleven public  refrigerated  warehouses  in  North  Carolina, South
                    Carolina,  Alabama,  Mississippi  and  Ohio.   No  financial
                    statements relating to the acquisition were filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STONE & WEBSTER, INCORPORATED

                            By


                            /S/  THOMAS L. LANGFORD
                            ________________________________________________
                            Thomas L. Langford
                            Executive Vice President
                            (Duly Authorized Officer and Chief
                            Financial and Accounting Officer)




Date:  March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                            /S/  H. KERNER SMITH
                            ________________________________________________
                            H. Kerner Smith
                            Chairman, President and Chief Executive Officer Director


                            *
                            ________________________________________________
                            Donna F. Bethell
                            Director


                            *
                            ________________________________________________
                            Frank J. A. Cilluffo
                            Director


                            *
                            ________________________________________________
                            Kent F. Hansen
                            Director


                            *
                            ________________________________________________
                            Elvin R. Heiberg III
                            Director


                            *
                            ________________________________________________
                            David N. McCammon
                            Director


                            *
                            ________________________________________________
                            J. Angus McKee
                            Director


                            *
                            ________________________________________________
                            John P. Merrill, Jr.
                            Director


                            *
                            ________________________________________________
                            Bernard W. Reznicek
                            Director


                            *
                            ________________________________________________
                            Peter M. Wood
                            Director


                                   /S/  JAMES P. JONES
                            *By:   _________________________________________

                                   James P. Jones
                                   Attorney-In-Fact


Manually signed Powers of Attorney authorizing H. Kerner Smith and James P. Jones and each of them to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and any amendments thereto as Attorney-in-Fact for certain Directors of the registrant are included herein as Exhibits 24(ii).

                          EXHIBIT INDEX

No.                           Exhibit

3 (i)     Restated Certificate of Incorporation (incorporated by reference)

  (ii)    By-Laws (filed herewith)

4 (ii) Rights Agreement, dated as of August 15, 1996, between Stone & Webster, Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference)

10 (a)    Material   contracts  -  Restricted  Stock  Plan  and  form  of  grant
          (incorporated by reference)

   (b)    Material   contracts  -  1995  Stock  Option   Plan  (incorporated  by
          reference)

   (c) Material contracts - 1997 Stock Plan for Non-employee Directors (incorporated by reference)

   (d) Material contracts - Form of change of control agreement (incorporated by reference)

   (e) Material contracts - Forms of agreement with H. Kerner Smith relating to (i) Employment Agreement; (ii) Change of Control Employment Agreement; (iii) Stock Option Grant; and (iv) Amendment to Employment Agreement (each incorporated by reference)

   (f) Material contracts - Non-employee Director Deferral Plan (incorporated by reference)

   (g) Material contracts - Annual Incentive Compensation Plan (incorporated by reference)

   (h)    Material   contracts   -   Long-Term   Incentive   Compensation   Plan
          (incorporated by reference)

   (i) Material contracts - Employment agreement with James P. Jones (filed herewith)

13 (i) 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Financial Section) (filed herewith)

   (ii)   Financial Statement Schedule (filed herewith)

   (iii) Report of Independent Accountants on Financial Statement Schedule (filed herewith)

21        Subsidiaries of the Registrant (filed herewith)

23        Consent of Independent Accountants (filed herewith)

24 (i)    Secretary's Certificate (filed herewith)

   (ii)   Powers of Attorney (filed herewith)

27        Financial Data Schedule (filed herewith)

                                  EXHIBIT 3(ii)

                                     By-Laws
                                       Of
                          Stone & Webster, Incorporated
                    (As amended effective February 23, 1999)



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

                                   ARTICLE III

                          Annual Stockholders' Meeting

The Annual Meeting of the stockholders of this Corporation shall be held at the time set forth in the notice of such meeting on the Tuesday preceding the last Monday in May in each year or on such other day in May as shall be determined by resolution of the Board of Directors. In the event that such Annual Meeting is omitted by oversight or otherwise on the date herein provided for, the Directors shall cause a meeting in lieu thereof to be held as soon thereafter as conveniently may be, and any business transacted or elections held at such meeting shall be as valid as if transacted or held at the Annual Meeting. Such subsequent meeting shall be called in the same manner as provided for Special Stockholders' Meetings.

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

                                    ARTICLE V

                        Notice of Stockholders' Meetings

Notice of all stockholders' meetings stating the time and place, and, in the case of Special Meetings, the objects for which such meetings are called, shall be given by the Chairman of the Board of Directors or the President or the Chairman of the Executive Committee or a Vice-President or the Secretary or an Assistant Secretary, by mail, to each stockholder of record having voting power in respect of the business to be transacted thereat, at his or her registered address at least ten (10) days prior to the date of the meeting, and the person giving such notice shall make affidavit in relation thereto.

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

                                   ARTICLE IX

                               Board of Directors

A Board of Directors shall be elected by ballot at the Annual Meeting of the stockholders or at any meeting held in place thereof as hereinbefore provided. No Director shall be elected by stockholders except by the vote of a majority of all votes entitled to be cast in such election by all of the outstanding shares of all classes of capital stock of the Corporation. The number of Directors of this Corporation shall be ten (10), but the number may be increased or decreased at any time by amendment of these By-laws adopted by vote of two-thirds of all of the Directors of this Corporation at the time in office or by vote of at least two-thirds of the votes at the time entitled to be cast generally in the election of Directors by all of the outstanding shares of all classes of capital stock of the Corporation, provided that the number of Directors shall always be not less than three. Directors need not be stockholders of this Corporation.

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

                                   ARTICLE XII

                               Directors' Meetings

Regular Meetings of the Board of Directors shall be held at such places within or without the State of Delaware and at such times as the Board by vote may determine from time to time, and if so determined no notice thereof need be given. Special Meetings of the Board of Directors may be held at any time or place either within or without the State of Delaware, whenever called by the Chairman of the Board of Directors, the President, the Chairman of the Executive Committee, a Vice-President, the Secretary, an Assistant Secretary or three or more Directors, notice thereof being given to each Director by the Secretary or an Assistant Secretary or officer calling the meeting, or at any time or place without formal notice, provided all the Directors are present or waive notice thereof as provided in Article VI hereof. Notice of Special Meetings, stating the time and place thereof, shall be given by mailing the same to each Director at his residence or business address at least two days before the meeting, or by delivering the same to him personally or telephoning or telegraphing the same to him at his residence or business address at least one day before the meeting, unless, in case of exigency, the Chairman of the Board of Directors or the President or the Chairman of the Executive Committee or in their absence the Secretary shall prescribe a shorter notice to be given personally or by telephoning or telegraphing each Director at his residence or business address. Such Special Meetings shall be held at such times and places as the notice thereof or waiver shall specify.

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

                                   ARTICLE XIV

                                    Officers

The officers of this Corporation shall be a Chairman of the Board of Directors, a President, one or more Vice-Presidents, a Secretary and a Treasurer. The officers shall be elected by the Board of Directors at the first meeting after the Annual Meeting of the stockholders, and a meeting may be held without notice for this purpose immediately after the Annual Meeting of the stockholders and at the same place.

                                   ARTICLE XV

                             Eligibility of Officers

The Chairman of the Board of Directors and the President may, but need not, be a stockholder but shall be a Director of this Corporation. The Vice-Presidents, Secretary, Treasurer and such other officers as may be elected or appointed may, but need not, be stockholders or Directors of this Corporation. Any person may hold more than one office provided the duties thereof can be consistently performed by the same person, provided, however, that no one person shall, at the same time, hold the three offices of President or Vice-President and Secretary and Treasurer.

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

                                   ARTICLE XIX

                                 Vice-Presidents

The Vice-Presidents shall each possess such powers and perform such duties, in addition to those expressly provided herein, as the Board of Directors may from time to time determine.

                                   ARTICLE XX

                                    Secretary

The Secretary shall keep accurate minutes of all meetings of the stockholders, the Board of Directors and the Executive Committee, respectively, shall perform all the duties commonly incident to his office, and shall perform such other duties and have such other powers as the Board of Directors shall designate from time to time. The Secretary shall have power, together with the Chairman of the Board of Directors, the President or a Vice-President, to sign certificates of stock of this Corporation. In his absence at any meeting an Assistant Secretary or a Secretary Pro Tempore shall perform his duties thereat. The Secretary, any Assistant Secretary and any Secretary Pro Tempore shall be sworn to the faithful discharge of their duties.

                                   ARTICLE XXI

                                    Treasurer

The Treasurer, subject to the order of the Board of Directors, shall have the care and custody of the moneys, funds, valuable papers and documents of this Corporation (other than his own bond which shall be in the custody of the President) and shall have and exercise, under the supervision of the Board of Directors, all the powers and duties commonly incident to his office, and shall, if required by the Board of Directors, give bond in such form and with such sureties as it may require. He shall deposit all funds of this Corporation in such bank or banks, trust company or trust companies or with such firm or firms doing a banking business, as the Directors shall designate and shall have power to borrow from time to time at his discretion moneys for the corporate needs of this Corporation and cause to be issued as evidence thereof notes of this Corporation. He may endorse for deposit or collection all checks, notes, et cetera, payable to this Corporation or to its order, may accept drafts on behalf of this Corporation, and, together with the President or a Vice-President, may sign certificates of stock. All the property in his possession, shall be subject at all times to the inspection and control of the Board of Directors. The Treasurer shall be subject in every way to the order of the Board of Directors.

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

                                  ARTICLE XXVI

                              Certificates of Stock

Every stockholder shall be entitled to a certificate or certificates of the capital stock of this Corporation in such form as may be prescribed by the Board of Directors, duly numbered and setting forth the number and kind of shares. Such certificates shall be signed by the Chairman of the Board of Directors, the President or a Vice-President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary. The Board of Directors may also appoint one or more Transfer Agents and/or Registrars for its stock of any class or classes and may require stock certificates to be countersigned by one or more of them. If certificates of capital stock of this Corporation are manually signed by the Registrar, the signatures thereon of the Transfer Agent and of the Chairman of the Board of Directors, or the President or a Vice-President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, of this Corporation, may be facsimiles, engraved or printed. Any provisions of these By-laws with reference to the signing of stock certificates shall include in cases above permitted, such facsimile signatures. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates, shall cease to be such officer or officers of this Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by this Corporation, such certificate or certificates may nevertheless be adopted by the Board of Directors of this Corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer or officers of this Corporation.

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

                                   ARTICLE XXX

                                      Seal

The seal of this Corporation shall consist of a flat-faced circular die with the words and figures "Stone & Webster, Incorporated Corporate Seal 1929 Delaware" cut or engraved thereon.

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

                                 Exhibit 10 (i)
                               Material Contracts


                    Employment Agreement With James P. Jones



                                                                December 2, 1997

Mr. James P. Jones
929 Morgan Bluff Road
Pearl River, LA 70452

Dear Jim:

I enjoyed very much the opportunity to meet with you and look forward to having you join our management team. As a result of our discussions, we are pleased to offer you the position of Vice President, Secretary and General Counsel and member of the Core Management Team, at a starting salary of $275,000.00 per year. Other key provisions of our offer include the following:

   o You will participate in the Executive Management Incentive Compensation Plan at a target bonus opportunity of 35% of your base salary with a range of 15% to 61% based on contribution and performance.

   o You will be awarded 12,000 options of Stone & Webster Stock that will vest at a rate of 25% per year as a sign-on bonus.

   o You will receive a minimum 35% of base pay incentive bonus guaranteed in line with our 1998 Incentive Compensation Plan. This guarantee will be in place for bonuses payable for services performed during 1998, 1999 and year 2000.

   o You will have 3 weeks vacation per year for the first 5 years of your employment and 4 weeks per year thereafter.

   o If for any reason your employment is terminated other than for cause you will receive 18 months severance.

   o We expect that you will relocate to the Boston headquarters office location. You will receive our full relocation package at that time.

   o You will be eligible for a loan from Stone &Webster or a subsidiary thereof for up to $400,000.00 for the purchase of a home, such loan to bear interest at 6% per year, to be secured by a mortgage and to contain other mutually agreed terms (formal agreement to be worked out).

   o You will participate in the Stone & Webster Change in Control Agreement with a 3-year payout provision.

   o You will be eligible to participate in the Employee Investment Plan. You may elect to contribute up to a maximum of 15% of your compensation (as defined under the Plan) on a before or after tax basis. The first 5% of compensation you invest on a before or after tax basis will be matched by the Company at 25%. All contributions are subject to applicable IRS rules and regulations.

   o Membership in the Employee Retirement Plan (ERP), Supplemental Retirement Plan (SRP) and Employee Stock Ownership Plan (ESOP) will commence in accordance with the terms of those plans. Nonetheless, you will receive a minimum retirement benefit commencing at age 65 from the Corporation and its pension plans equivalent to $100,000 per year at the end of ten years of service, such pension to vest at the rate of $10,000 per year of service, with 50% of that benefit to be payable to your wife for her life if she survives you.

   o We are currently developing a Long Term Incentive Plan, which you will be eligible to participate in.

Since we are obligated by federal and state laws and our benefits plans to obtain certain information regarding all new employees, our offer of employment to you is contingent upon the completion of all the segments of the on-roll process.

Our Company policy calls for employees engaged at the level contemplated by this offer to execute a standard form of Agreement. A sample copy of this Agreement is enclosed for your review and the terms and conditions of the Agreement necessarily become part of our offer. We call particular attention to paragraph 7 of the Agreement form. This includes a provision for the scheduling of any inventions, discoveries, or improvements that shall not be subject to the terms of the Agreement.

If it is necessary for you to schedule any such inventions, discoveries or improvements as exclusions, the undersigned must be notified in writing by return mail. A self-addressed envelope is enclosed for your convenience. In the absence of such written notification, we will assume that no exclusions are involved and the Agreement will so provide when it is executed on the date your employment commences.

In accordance with U.S. Immigration Regulations, our offer of employment is contingent upon your completing and signing an original U.S. Form I-9 on the day employment commences. Additionally, you will be required to present documentation verifying your identity and eligibility to work in the United States. We have enclosed a photocopy of the Form I-9 so that you may familiarize yourself with the required documentation.

For payroll, tax and benefit purposes, it is extremely important that we review your original Social Security Card. To comply with certain Federal Regulations, it is imperative that you also bring the following information with you: current address(es) of former employer(s) and educational institution(s); date(s) of employment and degree(s)/graduation; professional license registration number(s) with date and the address of agency; and Separation Notice from the Military.

If you cannot provide any of the information requested on the date your employment commences, please contact me at (617) 589-2340 to advise us as to when it will be available. Your cooperation in this matter will be greatly appreciated since delays may adversely affect your on-roll.

In conjunction with Stone & Webster's intention to maintain a drug-free workforce, it may be necessary now or in the future, for you to comply with screening programs designed to ensure our employees' fitness to perform duties at, or on behalf of, nuclear or governmental facilities.

I look forward to hearing from you.

Very truly yours,




Robert M. Morrow
Vice President

Enclosures

cc:  H. Kerner Smith





Accepted and Agreed:



_______________________________________
James P. Jones

                                 EXHIBIT 13 (i)
                              Financial Statements


                      Management's Discussion and Analysis
       (Dollars in millions, except per share amounts or where indicated.)

The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Stone & Webster, Incorporated and Subsidiaries (the "Company") for the periods noted. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise. The Company had previously reported three segments: Engineering, Construction and Consulting, Cold Storage and Related Activities and General Corporate expense. Upon adopting SFAS 131, the Company will report only two segments, Engineering, Construction and Consulting and Cold Storage, with General Corporate expense included in the Engineering, Construction and Consulting segment.

Unless noted otherwise, earnings per share calculations disclosed are on a diluted basis.

Results Of Operations - 1998 Compared With 1997

Revenue for 1998 was $1,249, a decrease of 5.6 percent from the $1,323 reported in 1997. The operating loss for 1998 was $72.5 compared with operating income of $47.3 in 1997. The net loss for 1998 was $49.3, or $3.83 per share, compared with net income of $33.5, or $2.59 per share for 1997. New orders for 1998 of $1,331 were equal to new orders reported for 1997. New orders consist of the net total of new orders, scope changes and cancellations. Consistent with the nature of the Company's businesses, significant new contracts can create variability in the Company's awards pattern. Backlog increased to $2,636 at December 31, 1998 from $2,519 at December 31, 1997.

Components of earnings per share in 1998 and 1997 were:

                                                          1998      1997

Operations                                               $(0.14)    $2.50
Provisions for significant loss contracts                 (4.18)    (1.20)
Pension related items                                      0.34      0.80
  Earnings (loss) per share from ongoing operations       (3.98)     2.10
Divested operations                                           -      0.08
Asset divestitures                                         0.15      0.41
(Loss) earnings per share                                $(3.83)    $2.59

For the years ended December 31, 1998 and 1997, the Company's results included significant items which were nonrecurring. Operating income, excluding nonrecurring items, for 1998 was $31.2 compared with operating income, excluding nonrecurring items, of $63.5 in 1997. Net income for 1998, also excluding nonrecurring items, was $14.3, compared with net income, excluding nonrecurring items of $42.6 in 1997.

Nonrecurring Items - 1998

During 1998, the Company recorded a loss of $87.3 ($53.9 after tax or $4.18 per share) in contract related provisions, primarily due to increases in estimated costs to complete several international, lump sum contracts. Based on new information, these contracts, in Africa, Taiwan and the Middle East, were reviewed and re-estimated during the fourth quarter of 1998, and recovery of claims was reevaluated resulting in $68.8 of charges, excluding reversal of income recognized earlier in the year on certain of those projects. Operating losses of $18.5 had been recorded in connection with these projects in the first three quarters of 1998.

In the first quarter of 1998, the Company sold an office building in Cherry Hill, New Jersey, for $13.5 in cash, resulting in a gain of $3.1 ($2.0 after tax or $0.15 per share). The gain on sale was reported as operating income.

In the fourth  quarter of 1998,  the Company  announced  a  voluntary  Incentive
Retirement Program. Of approximately 600 employees eligible for increased benefits under the program, 206 elected to receive the increased benefits. The cost of providing these benefits, calculated as the present value of the enhanced pension benefits, was $13.1 ($7.9 after tax or $0.61 per share) and is reported as an operating expense.

Also in the fourth quarter of 1998, the Company wrote down the value of various fixed assets, primarily computer equipment, to recognize that little, if any, future benefit will be obtained from these assets, and also revised the estimated useful life for computer equipment from six to three years. The charges incurred for these changes were $3.8 ($2.3 after tax or $0.18 per share) and $2.6 ($1.6 after tax or $0.12 per share), respectively.

The financial statement impact of 1998 nonrecurring items is summarized in the table on the following page.

Nonrecurring Items - 1998

                                      Incentive   Sale of      Fixed Asset  Significant    1998 Excluding
                      1998 As         Retirement  Office       Write        Contract       Nonrecurring
$000s                 As Reported(3)  Program(1)  Building(2)  Down(3)      Provisions(4)  Items

Revenue               $1,248,780      $      -    $      -     $     -      $ 90,986       $1,157,794
Cost of revenue        1,250,598             -           -           -       178,260        1,072,338
Gross profit (loss)       (1,818)            -           -           -       (87,274)          85,456
Selling, general and
  administrative
  expenses                70,716        13,129      (3,066)      6,367             -           54,286
Operating income
  (loss)                 (72,534)      (13,129)      3,066      (6,367)      (87,274)          31,170
Net income (loss)     $  (49,302)     $ (7,943)     $1,993     $(3,838)     $(53,891)      $   14,377
Income (loss) per
  share                   $(3.83)       $(0.61)      $0.15      $(0.30)       $(4.18)           $1.11

(1) Provision for enhanced benefits in the Incentive Retirement Program.
(2) Gain on the sale of an office building in Cherry Hill, New Jersey.
(3) Write-down and change in estimated useful life of fixed assets, primarily computer equipment.
(4) Primarily the effect of significant loss contracts in 1998.

Nonrecurring Items - 1997

In 1997, the Company recorded a loss of $25.8 ($15.5 after tax or $1.20 per share) related to a contract being executed by a joint venture in the Middle East. The joint venture has filed claims related to this contract but no estimated recovery for these claims is included in the 1997 or 1998 results. In the fourth quarter of 1997, the Company completed the sale of an office building in Boston for $20.0, consisting of cash and a note receivable. The Company reported a gain of $8.9 ($5.4 after tax or $0.41 per share) on the sale of the property. The gain was reported in part as operating income of $7.9 with the remaining $1.0 reported as a gain on sale of assets. Divested operations in 1997 included cash proceeds of $1.6 ($1.0 after tax or $0.08 per share) from the liquidation of the Binghamton Cogeneration Partnership. A loss on liquidation of $4.2 ($2.7 after tax or $0.21 per share) was recorded in 1996.

The financial statement impact of 1997 nonrecurring items is summarized in the table below.

Nonrecurring Items - 1997

                                   Middle      Gain from                 1997 Excluding
                      1997 As      East Joint  Sale of    Divested       Nonrecurring
$000s                 Reported(4)  Venture(1)  Assets(2)  Operations(3)  Items

Revenue               $1,322,540   $      -    $     -    $     -        $1,322,540
Cost of revenue        1,206,677     25,781          -     (1,612)        1,182,508
Gross profit (loss)      115,863    (25,781)         -      1,612           140,032
Selling, general and
  administrative
  expenses                68,571          -     (7,954)         -            76,525
Operating income
  (loss)                  47,292    (25,781)     7,954      1,612            63,507
Net income (loss)     $   33,510   $(15,469)   $ 5,363    $ 1,048        $   42,568
Income (loss) per
  share                    $2.59     $(1.20)     $0.41      $0.08             $3.30

(1) Includes provisions for the Company's share of joint venture contract losses in the Middle East.
(2) Income and gain on the sale of an office building in Boston.
(3) Represents the Company's share of cash distributions from liquidation of the Binghamton Cogeneration Partnership.
(4) Restated to reflect current definition of selling, general and administrative expenses.

Engineering, Construction and Consulting Segment

                                                                       Percent
$000s                              1998       1997(1)    Incr/(Decr) Incr/(Decr)

Revenue                        $1,214,468   $1,299,220   $ (84,752)      (7)%
Operating income (loss)           (81,024)      39,952    (120,976)    (303)%
Operating income, excluding
  non-recurring items              31,170       56,167     (24,997)     (45)%
Identifiable assets               710,381      694,751      15,630        2%
Operating margin, excluding
  non-recurring items                  3%           4%

(1) Restated to reflect adoption of SFAS 131

The Engineering, Construction and Consulting segment reported revenue of $1,214 in 1998, a decrease of 7% compared with the $1,299 reported for 1997. The decline in revenue was primarily the result of reduced construction activity in Asia and weakness in the petrochemical industry, offset in part by stronger market conditions in the domestic power sector. The operating loss for the year was $81.0 compared with operating income of $40.0 in 1997. Operating income excluding nonrecurring items was $31.2 compared with operating income excluding nonrecurring items of $56.2 in the prior year. In 1998 and 1997, all nonrecurring items and divested operations were reported in the Engineering, Construction and Consulting segment.

During 1998, the Company completed two acquisitions that are reported in the Engineering, Construction and Consulting segment. During the first quarter of 1998, the Company acquired the assets of Belmont Constructors ("Belmont"). Belmont is a full service construction firm that serves clients in the petrochemical, chemical, and power markets. In the third quarter of 1998, the Company acquired Power Technologies, Inc. ("PTI") in exchange for 232,273 shares of Company stock and a potential further distribution of shares contingent on future PTI income. PTI provides software, educational programs and consulting services to the electric power industry. These acquisitions attributed approximately $72.2 to revenue and $(3.4) to the Company's net loss.

New Orders and Backlog

New orders, net of scope changes and cancellations, were $1,331 in both 1998 and in 1997. New orders and backlog for 1998 and 1997 were:

                                                                 Percent
$000s                             1998           1997          Incr/(Decr)

Beginning backlog             $2,519,302      $2,487,552           1%
New orders                     1,331,332       1,330,970           -
Revenue                       (1,214,468)     (1,299,220)         (7)%
Ending Backlog                $2,636,166      $2,519,302           5%

New Orders by Division

                                                                       Percent
$000s                            1998          1997     Incr/(Decr)  Incr/(Decr)

Power                         $1,070,117   $  640,843   $ 429,274        67%
Process                          210,932      340,880    (129,948)      (38)%
Environmental/Infrastructure    (168,861)      55,542    (224,403)     (404)%
Industrial                       112,333      256,916    (144,583)      (56)%
Other                            106,811       36,789      70,022       190%
New orders (net)              $1,331,332   $1,330,970   $     362         -

Although the new orders for 1998 were approximately equal to those of 1997, the mix of orders reflects current trends in the markets served by the Company. Power Division orders of $1,070 increased by 67 percent from the $641 in orders for 1997. Increases in Power Division orders, which have been primarily from domestic clients, reflect the effects of deregulation on the power industry. These developments include smaller plants using more efficient combined cycle technology and decommissioning of older, primarily nuclear, generating capacity. The 38 percent decline in Process Division orders reflects the current weakness in the Petrochemical Industry, which is the customer base for the Company's process technology, and the economic slowdown in Asia which had been a major market for new process plant construction. Environmental/Infrastructure Division orders include an adjustment of $533 resulting primarily from backlog reduction on task order contracts booked in 1996 and earlier. For indefinite delivery and indefinite quantity contracts, the Company has adopted the policy of recording only funded and released tasks in backlog, and the backlog reduction reflects the application of this change to previously booked contracts. The 56 percent decrease in Industrial Division orders is a result of concentration on selected market opportunities in cement, forest products and chemical sectors. The increase in orders reported as Other in the table includes the backlog acquired through the acquisitions of Belmont and PTI.

In 1996, the Company entered into a contract with Trans-Pacific Petrochemical Indotama ("TPPI") of Indonesia for construction of an integrated ethylene and olefins complex for $2.3 billion, to be executed by a consortium of contractors. The Company's portion of the total contract value was $710. In the fourth quarter of 1997, work on the project was suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $451.

Revenue

Engineering, Construction and Consulting revenue decreased from $1,299 in 1997 to $1,214 in 1998. Process Division revenue declined by 37 percent. This decrease was largely related to the economic slowdown in Asia, where much of the Company's process work had been conducted and to the suspension of the TPPI project. In addition, the global weakness in the petrochemical markets has curtailed new order activity both domestically and in the Middle East. The 13 percent increase in Power Division revenue was a result of increased order bookings in 1997 and 1998, primarily for lump sum international projects. The increase in Other revenue below primarily reflects the acquisitions of Belmont and PTI during 1998.

Revenue by Division

                                                                       Percent
$000s                            1998          1997     Incr/(Decr)  Incr/(Decr)

Power                         $  610,013   $  537,809    $ 72,204         13%
Process                          284,582      452,122    (167,540)       (37)%
Environmental/Infrastructure     109,989      108,165       1,824          2%
Industrial                       140,116      169,417     (29,301)       (17)%
Other                             69,768       31,707      38,061        120%
Total revenue                 $1,214,468   $1,299,220    $(84,752)        (7)%

Revenue by Contract Type

                                                                       Percent
$000s                            1998          1997     Incr/(Decr)  Incr/(Decr)

Lump Sum                      $  618,780   $  638,294    $(19,514)        (3)%
Reimbursable                     595,688      660,926     (65,238)       (10)%
Total revenue                 $1,214,468   $1,299,220    $(84,752)        (7)%
Percent Lump Sum                     51%          49%

The Engineering, Construction and Consulting operating loss was $81.0 in 1998 compared with operating income of $40.0 in 1997. Nonrecurring charges of $103.7 incurred in 1998, consisted of costs of $13.1 for the Incentive Retirement Program, charges of $6.4, primarily to write down computer equipment, and $87.3 to provide for estimated losses on several lump sum contracts, primarily in the international Power market partially offset by a gain of $3.1 associated with the sale of the Cherry Hill property.

The Company is currently performing two contracts in Africa for the engineering, procurement and construction of power generation facilities. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed the original contract value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts.

The Company has submitted requests for equitable adjustment and change orders in excess of $40 on one contract and $30 on the second contract. Negotiations with the owner are continuing and the Company expects to reach agreement on the change orders in 1999. The operating loss on the two contracts in Africa recognized by the Company in 1998 was $42.9.

The Company is also executing a fixed price contract in the Middle East for the engineering, procurement and construction of a power plant. Due to several factors, including subcontractor performance and schedule delays, the estimated cost to complete this contract has increased during 1998. The Company is providing engineering services, also under a fixed price contract, for nuclear power services in Taiwan; due to increases in scope and changes in availability of qualified local engineering support, the estimated cost to complete this contract will also exceed the contract value. The Company recognized losses of $33.8 in 1998 on these two contracts.

In the contract provisions recognized in the fourth quarter of 1998, the Company reduced its estimate of recoverability of claims and change orders that have not yet received client approval. The Company has recognized in 1998 approximately $35 in revenue for unapproved change orders, representing, in management's judgment, a conservative estimate of the probable amount to be realized.

The TPPI project continues to be suspended pending resolution of financing issues by the client. If refinancing efforts are successful, it is possible that the project will restart on a phased basis in 1999 with execution of the Company's scope of work commencing in 2000. The Company has obtained approval from the owner to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project and, subsequent to the end of 1998, has signed a conditional memorandum of understanding to sell the plant. Had the TPPI project been cancelled as of December 31, 1998, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of $72.4 representing project working capital plus current procurement commitments, net of the estimated salvage value of procured equipment and materials.

In 1997, the Company relocated its corporate offices from New York to Boston and consolidated several corporate functions with those of its principal engineering subsidiary. Office space in the former corporate offices was sublet or disposed of in 1997 and 1998 under terms consistent with the provisions recorded in 1996. Corporate office costs were reduced by $3.3 between 1998 and 1997. As discussed above, with the adoption of SFAS 131, the Company has chosen to include Corporate costs in its principal segment, Engineering, Construction and Consulting.

COLD STORAGE SEGMENT

                                                                       Percent
$000s                            1998        1997      Incr/(Decr)   Incr/(Decr)

Revenue                        $34,312     $23,320       $10,992         47%
Operating income                 8,490       7,340         1,150         16%
Identifiable assets            124,301      44,026        80,275        182%
OPERATING MARGIN                 24.7%       31.5%

The Company's Cold Storage segment provides public refrigerated logistics from cold storage warehouses. In the fourth quarter of 1998, the Company acquired The Nordic Group, which provides refrigerated warehouse services from eleven locations, primarily in the southeastern United States. The Cold Storage segment combines low cost, energy efficient refrigerator and freezer storage facilities, customized material handling services, and blast freezing capacity. The Cold Storage segment serves primarily two groups of customers; prepared food manufacturers, who require cold storage and logistics services in their distribution channels; and poultry producers, who require blast freezing and storage capacity.

Cold Storage revenue increased by 47 percent in 1998, due to the acquisition of The Nordic Group and to increased volume and space utilization at the Company's existing facilities. The increase in operating income was due to the inclusion of The Nordic Group, in part offset by increased claims and direct labor costs resulting from the higher volume. The increase in the Cold Storage segment's identifiable assets is due to the acquisition of the Nordic Group.

Pension Related Items

Pension related items, which reduced operating expenses, were $7.3 in 1998 compared with $17.1 in 1997. These items increased net income by $ 4.4 (or $0.34 per share) in 1998 compared with $10.3 (or $0.80 per share) in 1997. In 1998, the Company offered an Incentive Retirement Program to approximately 600 employees eligible based on age and years of service. The cost of the Program, which was accepted by 206 employees, was $13.1 which is the present value of the enhanced retirement benefits. This cost is reported as a reduction of income from pension related items in 1998.

Pension (Income) Expense

$000s                                               1998          1997

Net pension credit on qualified U.S. plan         $(20,677)     $(18,337)
Foreign pension expense                                203         1,238
Incentive Retirement Program                        13,129             -
Total pension related items                       $ (7,345)     $(17,099)
After-tax total pension related items             $ (4,444)     $(10,345)
Total pension related items per share               $(0.34)       $(0.80)

The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of a SFAS 87 net transition asset of $9.8 in 1998 and $10.2 in 1997. The transition asset was fully amortized in 1998. The plan is overfunded primarily due to favorable asset performance.

Other Income and Expense

Net interest expense was $0.4 in 1998 compared with net interest income of $2.5 in 1997. Interest expense increased due to higher levels of working capital needed to fund lump sum contracts and due to the increase in bank debt used to fund the acquisition of The Nordic Group. The 1997 results include $1.0 of the gain on the sale of an office building in Boston, Massachusetts.

Income Tax Provision

The income tax (benefit) provision resulted in effective tax rates of (32.4) percent in 1998 and 34.0 percent in 1997. The 1998 benefit was lower than the United States statutory rate primarily because of nonutilization of foreign losses. The Company had a valuation allowance of $3.6 at December 31, 1997 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance increased by $5.5 to a balance of $9.1 at December 31, 1998. The increase was due to domestic and international net operating losses. The valuation allowance at December 31, 1998 was comprised of $2.0 relating to the carryforwards of international subsidiaries and $7.1 relating to state net operating loss carryforwards.

1997 Compared with 1996

Results Of Operations - 1997 Compared With 1996

Revenue for 1997 was $1,323, an increase of 14 percent from the $1,165 reported in 1996. The increased revenue reflected improvement in the Company's Engineering, Construction and Consulting segment. Operating income for 1997 increased to $47.3 from an operating loss of $25.9 in 1996. Net income was $33.5, or $2.59 per share, in 1997, in comparison with a net loss of $10.6, or $0.80 per share, in 1996. New orders for 1997 of $1,331 decreased by 22 percent from the $1,714 in new orders reported in 1996. Backlog increased to $2,519 at December 31, 1997 from $2,488 at December 31, 1996.

Components of earnings per share in 1997 and 1996 were:

                                                    1997          1996

Operations                                         $2.50         $ 1.35
Loss on Middle East joint venture contract         (1.20)             -
Pension related items                               0.80           0.69
Earnings per share from ongoing operations          2.10           2.04
Divested operations                                 0.08          (0.50)
Restructuring, other charges and asset
  divestitures                                      0.41          (2.34)
Earnings (loss) per share                          $2.59         $(0.80)

For the years ended December 31, 1997 and 1996, the Company's results included significant items which were nonrecurring. Operating income, excluding nonrecurring items, for 1997 was $63.5 compared with operating income, excluding nonrecurring items, of $39.8 in 1996. Net income for 1997, also excluding nonrecurring items, was $42.6, compared with net income excluding nonrecurring items, of $27.3 for 1996.

Nonrecurring Items - 1997 and 1996

In 1997, the Company recorded a loss of $25.8 ($15.5 after tax or $1.20 per share) related to a contract being executed by a joint venture in the Middle East. The joint venture has filed claims related to this contract but no estimated recovery for these claims was included in the 1997 results. In the fourth quarter of 1997, the Company completed the sale of an office building in Boston for $20.0, consisting of cash and a note receivable. The Company reported a gain of $8.9 ($5.4 after tax or $0.41 per share) on the sale of the property. The gain was reported partially as operating income of $7.9 with the remaining $1.0 reported as a gain on sale of assets. Divested operations in 1997 included cash proceeds of $1.6 ($1.0 after tax or $0.08 per share) from the liquidation of the Binghamton Cogeneration Partnership. In 1997, the Company moved its corporate offices from New York to Boston. The space made available from this consolidation was sublet or deleted from the lease at costs consistent with amounts provided for in 1996.

In 1996, the Company recorded restructuring and other charges of $54.4 in connection with a major operational and financial restructuring. This included a charge of $30.5 ($20.0 after tax, or $1.49 per share) to write down certain Boston and New Jersey properties to fair value and to provide for anticipated losses in subleasing the New York office. A charge of $1.8 was also recorded in 1996 for the expected sublease loss for a vacant floor in the New York office.

The 1996 restructuring included the divestiture of the Auburn VPS Partnership. The partnership, which was 94.3 percent owned by the Company, had been unable to meet its debt service requirements. In the third quarter of 1996, the assets of the partnership were transferred to the lenders in return for cancellation of the related construction debt, resulting in a loss of $1.0 or $0.07 per share. This amount included a loss of $11.5 ($7.8 after tax, or $0.59 per share) and an extraordinary gain of $10.3 ($6.8 after taxes, or $0.52 per share) for the extinguishment of the construction debt. Losses on the operation of the Auburn VPS Partnership for 1996, after interest expense of $4.1, were $11.6 ($7.0 after tax, or $0.52 per share). Also in 1996, the Company recorded a charge of $12.4 ($7.6 after tax, or $0.57 per share) to recognize several contract related and operational items.

In 1996, a charge of $4.2 ($2.7 after tax, or $0.21 per share) was recorded to write down the Company's one-third interest in the Binghamton Cogeneration Partnership to its estimated fair value. The fair value was determined based on the expected cash distribution resulting from partnership liquidation. Liquidation and a cash distribution occurred in January 1997.

The financial statement impact of 1996 nonrecurring items is summarized in the following table:

1996 - Nonrecurring Items

                                      Binghampton      Divested                    Contract     1996 Excluding
                      1996            and Auburn       Partnership    Real Estate  Adjustments  Nonrecurring
$000s                 As Reported(3)  Divestitures(1)  Operations(2)  Adjustments  and Other    Items

Revenue               $1,164,837      $      -           $ 2,345      $      -     $     -      $1,162,492
Cost of revenue        1,109,828         4,172             6,721             -       9,919       1,089,016
Gross profit (loss)       55,009        (4,172)           (4,376)            -      (9,919)         73,476
Selling, general
  and administrative
  expenses                80,929        11,538             2,770        30,509       2,458          33,654
Operating income
  (loss)                 (25,920)      (15,710)           (7,146)      (30,509)    (12,377)         39,822
Income (loss) before
  extraordinary item     (17,431)      (10,488)           (6,695)      (19,974)     (7,553)         27,279
Extraordinary item -
  gain on
  extinguishment of
  debt                     6,787         6,787                 -             -           -               -
Net income (loss)     $  (10,644)     $ (3,701)          $(6,695)     $(19,974)    $(7,553)     $   27,279
Income (loss) per
  share                   $(0.80)       $(0.28)           $(0.50)       $(1.49)     $(0.57)          $2.04

(1) Includes loss on Binghamton Cogeneration Partnership write-down and a loss on the divestiture of the Auburn VPS Partnership.
(2) Includes operations of the Binghamton Cogeneration Partnership and the Auburn VPS Partnership.
(3) Restated to reflect current definition of selling, general and administrative expenses.

Engineering, Construction and Consulting Segment

                                                                       Percent
$000s                           1997(1)      1996(1)    Incr/(Decr)   Increase

Revenue                       $1,299,220   $1,143,587    $155,633        14%
Operating income (loss)           39,952      (31,874)     71,826       225%
Operating income, excluding
  non-recurring items             56,167       33,868      22,299        66%
Identifiable assets           $  694,751   $  649,431    $ 45,320         7%
Operating margin, excluding
  non-recurring items               4.3%         3.0%

(1)  Restated to reflect adoption of SFAS 131

The Engineering, Construction and Consulting segment reported revenue of $1,299 in 1997, an increase of 14 percent over the $1,144 reported for the same period in 1996. Operating income for the year was $40.0 in comparison to an operating loss of $31.9 in 1996. Operating income excluding nonrecurring items was $56.2 compared with operating income excluding nonrecurring items of $33.9 in the prior year.

This discussion summarizes business operations excluding nonrecurring items and divested operations. In 1997 and 1996, all nonrecurring items and divested operations were reported in the Engineering, Construction and Consulting segment.

New orders (net of scope changes and cancellations) were $1,331 for 1997 in comparison with $1,714 in 1996. Revenue, new orders and backlog for 1997 and 1996 were:

REVENUE, NEW ORDERS AND BACKLOG
                                                                  Percent
$000s                               1997             1996       Incr/(Decr)

Beginning backlog                $2,487,552       $1,917,000         30%
New orders                        1,330,970        1,714,139        (22)%
Revenue                          (1,299,220)      (1,143,587)       (14)%
Ending backlog                   $2,519,302       $2,487,552          1%

New orders by Division for 1997 and 1996 were:

New Orders by Division

                                                                       Percent
$000s                            1997          1996     Incr/(Decr)  Incr/(Decr)

Power                          $  640,843   $  262,137   $ 378,706      144%
Process                           340,880      701,354    (360,474)     (51)%
Environmental/Infrastructure       55,542      532,163    (476,621)     (90)%
Industrial                        256,916      188,871      68,045       36%
Other                              36,789       29,614       7,175       24%
New orders (net)               $1,330,970   $1,714,139   $(383,169)     (22)%

The increase in Power Division orders from 1996 to 1997 was due to ongoing demand for engineering and construction services as the power industry continues to restructure. Major orders include a combined cycle plant for a large international power producer, ongoing service awards involving nuclear engineering work, and several international contracts in Africa, Asia and the Middle East.

The decrease in Process Division orders reflected both the exceptionally strong order intake recorded in 1996 and the slowdown that occurred in the second half of 1997 in the Asian economies. Work on the TPPI project in Indonesia was suspended in late 1997 pending resolution of financing issues by the client. This project represented $538 of the 1997 year end backlog.

Power Division revenue grew from 1996 to 1997 due to increased billable hours, primarily on nuclear service work, and increases in lump sum construction contracts. Much of the increase in lump sum contracts was achieved on international projects. Process Division revenue also grew, with the TPPI project providing a significant component of the Division's revenue. Revenue in the Environmental/Infrastructure Division did not increase relative to backlog due to the slow start up of task order releases on major Federal environmental remediation contracts. Industrial Division revenue decreased due to delays in anticipated contract awards and completion of several significant projects in 1997. The following table shows Engineering, Construction and Consulting revenue, excluding divested operations, by Division for 1997 and 1996.

Revenue by Division

                                                                       Percent
$000s                              1997       1996(1)   Incr/(Decr)  Incr/(Decr)

Power                          $  537,809   $  412,375    $125,434       30%
Process                           452,122      409,322      42,800       10%
Environmental/Infrastructure      108,165      107,422         743        1%
Industrial                        169,417      182,370     (12,953)      (7)%
Other                              31,707       29,753       1,954        7%
Total revenue                  $1,299,220   $1,141,242    $157,978       14%

(1)  Excludes divested partnerships.

The operating margin for 1997, excluding nonrecurring items, was 4.3 percent compared with 3.0 percent in 1996. The improvement in operating margin is due to increased workload, more effective procurement on lump sum turnkey projects and improvements in project bidding and execution.

In 1997, the Company completed construction of a pipeline pumping station for a client who defaulted on payment. The Company filed suit to take ownership of the project. The Company recorded reserves of $3.1 to write down related accounts receivable to the anticipated fair value of the pumping station. Also in 1997, the Company received payment and recorded income of $2.9 associated with purchased technology for a standardized, pre-certified design for nuclear power plants.

In 1997, the Company relocated its corporate offices from New York to Boston and consolidated several corporate functions with those of its principal engineering subsidiary. Office space in the former corporate offices was sublet or disposed of in 1997 under terms consistent with the provisions recorded in 1996. Corporate office costs were reduced by $2.0 between 1996 and 1997, including 1997 expenses associated with the move.

Cold Storage Segment

                                                                       Percent
$000s                            1997       1996      Incr/(Decr)    Incr/(Decr)

Revenue                        $23,320     $21,250      $2,070           10%
Operating income                 7,340       5,954       1,386           23%
Identifiable assets             44,026      42,634       1,392            3%
Operating Margin                  31.5%      28.0%

Cold Storage reported an increase in revenue and operating income of 10 percent and 23 percent, respectively. Operating results for 1997 improved due to increased utilization of the additional 3.7 million cubic feet of space added in the 1996 expansion of the Rockmart, Georgia facility as well as efficiencies realized from the implementation of a new information system in 1996.

Pension Related Items

Pension related items, which reduced operating expenses, were $17.1 in 1997 compared with $15.0 in 1996. These amounts increased net income by $10.3 (or $0.80 per share) in 1997 compared with $9.2 (or $0.69 per share) in 1996.

Pension (Income) Expense

$000s                                             1997              1996

Net pension credit on qualified U.S. plan       $(18,337)         $(15,624)
Foreign pension expense                            1,238               626
Total pension related items                     $(17,099)         $(14,998)
After-tax total pension related items           $(10,345)         $ (9,173)
Total pension related items per share             $(0.80)           $(0.69)

The pension credit was the result of a plan that is funded in excess of the projected benefit obligation and income from the amortization of a SFAS 87 net transition asset of $10.2 in 1997 and $10.4 in 1996.

Other Income and Expense

Interest income net of interest expense for 1997 was $2.5 compared with net interest expense of $3.5 in 1996. This change was due to the higher balances of cash, cash equivalents and U.S. Government securities and the divestiture of the Auburn VPS Partnership which had incurred $4.0 of net interest expense in 1996. The 1997 results included a gain on the sale of assets of $1.0 related to the sale of an office building in Boston.

Other comprehensive Income

Commencing in 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The loss is primarily attributed to the fluctuation in the Asia markets.

INCOME TAX PROVISION

The income tax provision (benefit) resulted in effective tax rates of 34.0 percent in 1997 and (40.7) percent in 1996. The 1997 rate is lower than the U.S. statutory rate due to utilization of foreign and state net operating loss carryforwards. The Company had a valuation allowance of $11.6 at December 31, 1996 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance decreased by $8.0 to a balance of $3.6 at December 31, 1997. This change resulted primarily from the use of state tax loss carryforwards in 1997, the use of the net operating loss carryforwards relating to one of the Company's U.K. subsidiaries and the reversal of $1.5 of the valuation allowance for this subsidiary. The valuation allowance at December 31, 1997 comprised $0.1 relating to the carryforwards of an international subsidiary and $3.5 relating to state net operating loss carryforwards.

Financial Condition and Liquidity

Cash, cash equivalents and U.S. Government securities decreased by $61.4 during 1998. Net cash used by operating activities primarily reflects a loss from operations, deferred taxes, and increases in working capital to fund lump sum contracts and suspension of the TPPI project, and is offset by depreciation and amortization. At December 31, 1997, the net working capital position of the TPPI project was $(25.6) compared with $39.1 at December 31, 1998. The $64.7 increase in TPPI working capital represents suspension costs and the cost of procurement of equipment under commitments made prior to project suspension. Bank debt at December 31, 1998 was $106.4 compared to no bank debt outstanding at December 31, 1997. The increase in bank debt was used to fund the acquisition of The Nordic Group, working capital increases on lump sum projects and the Company's operations.

The operating working capital and days operating working capital outstanding are as follows:

$000s                                                   1998           1997

Accounts receivable                                   $276,235       $180,057
Costs and revenue recognized in excess of billings      49,302        102,476
Accounts payable                                       (96,134)       (85,338)
Billings in excess of costs and revenue recognized    (176,692)      (115,730)
Operating working capital                             $ 52,711       $ 81,465
Fourth quarter revenue                                $287,376       $318,541
Days operating working capital outstanding                  17             23

Net cash used by investing activities of $54.3 in 1998 includes the acquisition of The Nordic Group of $77.5 and investment in fixed assets, principally leasehold improvements and computer systems. These amounts were offset by proceeds from asset divestitures and proceeds from maturities of U.S. government securities. Net cash provided by financing activities of $97.2 includes an increase in bank loans of $106.4, $7.7 to pay dividends and $1.7 to purchase 43,217 shares of Common Stock under the Company's ongoing share repurchase program.

In July 1994, July 1995 and January 1998, the Company's Board of Directors authorized the repurchase of 1,000,000, 1,500,000 and 500,000 shares, respectively, of the Company's common stock. The Company reserves the right to discontinue the repurchase program at any time. Share repurchase transactions and total shares outstanding for 1998, 1997 and since inception of the program have been:

                                                                        Total
                                           1998           1997         Program

Shares outstanding beginning of year    12,822,513     12,834,618    14,977,850
Shares repurchased under program           (43,217)       (81,605)   (2,279,626)
Other share transactions                   259,259         69,500       340,331
Shares outstanding end of year          13,038,555     12,822,513    13,038,555
Percentage of outstanding shares
  purchased                                      -             1%            15%
Repurchase cost ($000)                      $1,700         $3,139       $75,776
Average repurchase cost per share           $39.34         $38.47        $33.24

Management believes that the types of businesses in which the Company is engaged require that it maintain a strong financial condition. Management believes that it has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend, share repurchase and capital expenditure needs. Management believes bank lines of credit totaling $115.2 and cash on hand provide adequate operating liquidity. At December 31, 1998, $106.4 was outstanding under the Company's banking facilities.

In the fourth quarter, the Company was notified by one of its lenders that a $25.0 line of credit will not be renewed. The bank has agreed to continue the facility, which is outstanding in its entirety, on a month-to-month basis, while the Company negotiates replacement lines with other lenders. The Company is in active discussions with several financial institutions.

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

Outstanding debt consisted of the following as of December 31, 1998 and 1997:

$000s                                             1998           1997

Long-term (primarily mortgage debt)            $ 24,196        $23,882
Lease debt (primarily for office equipment)         206            378
Bank loans                                      106,350              -
Total debt                                     $130,752        $24,260

Year 2000 Compliance

The Company is in the process of evaluating and upgrading its computer applications in part to ensure their functionality with respect to the Year 2000.

The Company has substantially completed its evaluation of all software and information systems which it uses and are to be validated as Year 2000 compliant. The Company expects to implement the systems and programming changes necessary to address the Year 2000 issue during 1999. Key financial systems will become compliant through implementation of new enterprise-wide financial systems. The primary objective of implementing these new systems is to improve access to financial information of the Company and to implement a state-of-the-art project accounting system. Therefore, costs related to this implementation effort are not considered Year 2000 compliance costs.

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

The Company is taking protective measures regarding the purchases from third party suppliers of software, hardware and computer information systems. The Company is obtaining assurances that the information systems and related products supplied will be Year 2000 compliant. In addition, the Company is in the process of determining significant vendors to be contacted regarding their Year 2000 compliance. The Company had not contacted any of its significant suppliers as of December 31, 1998. No definitive conclusions can be made regarding whether the software or systems of third party suppliers will have a materially adverse effect on the Company's business, results of operations or financial condition. However, at this time, management does not believe that the Company will experience significant exposure related to the software or systems of third party suppliers.

The Company has initiated a process of reviewing existing contractual obligations with its clients to determine whether any Year 2000 compliance exposure exists to its clients or third parties. As of December 31, 1998, no such exposure had been determined. The Company currently believes that systems and equipment purchased by it for delivery to third parties will be made Year 2000 compliant during 1999.

A formal contingency plan will not be formulated unless the Company has identified specific areas where there is substantial risk of Year 2000 problems occurring, and no such areas have been identified as of this date. The Company has not yet developed an estimate of material lost revenue due to Year 2000 issues in a most likely worst case Year 2000 scenario because it has not yet completed all of the necessary reviews. To date, the cost of the reviews and analysis have totaled less than $0.1. The Year 2000 review is intended to correct the remaining internal systems that are not Year 2000 compliant and to identify any client or other external situations in which the Company or its vendors have provided systems that are not Year 2000 compliant. The cost of correcting external Year 2000 compliance situations, if any, cannot be determined until such cases, if any exist, are identified and evaluated. The cost to correct internal systems and review external systems is estimated to be $0.4.

Readers are cautioned that forward-looking statements contained in the year 2000 Issue disclosure should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Information."

Other Accounting Matters

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


Forward-Looking Information

This Management's Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that are based on Management's best judgment as to what may occur in the future. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, the uncertain timing of awards and contracts, changes in regulatory environments, changes in project schedules, changes in trade, monetary and fiscal policies world-wide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights, increasing competition by foreign and domestic companies and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The statements under the caption "Year 2000 Compliance" describing the Company's plans and objectives for handling the Year 2000 issue and the expected impact of the Year 2000 issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and unforeseen or increased costs associated with the implementation of the plan and any necessary changes to the Company's systems. Any inability experienced by the Company during implementation resulting from necessary changes not completed in a timely manner could have an adverse effect on the results of operations. Moreover, even if the Company successfully implements the changes necessary to address the Year 2000 issue, there can be no assurances that the Company will not be adversely affected by the failure of others, including vendors and clients, to become Year 2000 compliant.

         Consolidated Statements of Operations and comprehensive income
                (Dollars in thousands, except per share amounts.)


                                                Years ended December 31,
                                            1998          1997          1996

Revenue                                  $1,248,780    $1,322,540    $1,164,837
Cost of revenue                           1,250,598     1,206,677     1,109,828
  Gross profit (loss)                        (1,818)      115,863        55,009
Selling, general and administrative
  expenses                                   70,716        68,571        80,929
Operating income (loss)                     (72,534)       47,292       (25,920)
Other income (expense)
  Gain on sale of assets                          -           985             -
  Interest income                             3,679         4,269         3,268
  Interest expense                           (4,076)       (1,739)       (6,737)
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary item                        (72,931)       50,807       (29,389)
Income tax provision (benefit)              (23,629)       17,297       (11,958)
Income (loss) before extraordinary
  item                                      (49,302)       33,510       (17,431)
Extraordinary item, net of taxes                  -             -         6,787
Net income (loss)                           (49,302)       33,510       (10,644)
Other comprehensive income - change
  in cumulative translation adjustment       (7,502)           75           759
Comprehensive income (loss)              $  (56,804)    $  33,585    $   (9,885)

Per share amounts:
Basic earnings per share:
  Earnings (loss) per share before
    extraordinary item                       $(3.83)        $2.61        ($1.32)
  Extraordinary item per share                    -             -          0.52
  Basic earnings (loss) per share            $(3.83)        $2.61        ($0.80)
Diluted earnings per share:
  Earnings (loss) per share before
    extraordinary item                       $(3.83)        $2.59        ($1.32)
  Extraordinary item per share                    -             -          0.52
  Diluted earnings (loss) per share          $(3.83)        $2.59        ($0.80)
Dividends declared per share                  $0.60         $0.60         $0.45

          See accompanying notes to consolidated financial statements.

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts.)

                                                              December 31,
Assets                                                    1998           1997

Current assets:
 Cash and cash equivalents                             $  45,492      $  75,030
 U.S. Government securities, at amortized cost,
   which approximates fair value                               -         31,909
 Accounts receivable, principally trade                  276,235        180,057
 Costs and revenue recognized in excess of billings       49,302        102,476
 Deferred income taxes                                    20,338         18,835
 Other                                                       638            337
Total current assets                                     392,005        408,644
Assets held for sale                                       6,744         10,395
Fixed assets, net                                        219,157        140,177
Domestic prepaid pension cost                            155,703        148,155
Note receivable                                           15,150         15,000
Prepaid assets                                             9,378          5,396
Other assets                                              36,545         11,010

                                                        $834,682       $738,777

Liabilities and Shareholders' Equity
Current liabilities:
 Bank loans                                             $106,350       $      -
 Current portion of long-term debt                         2,175          1,750
 Accounts payable, principally trade                      96,134         85,338
 Billings in excess of costs and revenue recognized      176,692        115,730
 Accrued liabilities                                      80,036         79,351
 Accrued taxes                                            12,034         14,689
     Total current liabilities                           473,421        296,858
Long-term debt                                            22,228         22,510
Deferred income taxes                                     33,030         57,463
Other liabilities                                         14,427         16,714
Commitments and contingencies (Note I)
Shareholders' equity:
 Preferred stock, no par value
   Authorized:  2,000,000 shares
   Issued:  none                                               -              -
 Common stock, $1 par value
   Authorized:  40,000,000 shares
   Issued:  17,731,488 shares, including shares
             held in treasury                             17,731         17,731
 Capital in excess of par value of common stock           54,625         51,426
 Retained earnings                                       367,358        424,287
 Other comprehensive income                               (9,707)        (2,205)
                                                         430,007        491,239
 Less:  Common stock held in treasury, at cost
          (4,692,933 and 4,908,975 shares,
          respectively)                                  122,030        127,070
        Employee stock ownership and restricted
          stock plans                                     16,401         18,937
                                                         138,431        146,007
   Total shareholders' equity                            291,576        345,232
                                                        $834,682       $738,777

          See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Shareholders' Equity
                (Dollars in thousands, except per share amounts.)

                                                  Years ended December 31,
                                                 1998       1997         1996

Common stock:
 Balance at beginning and end of year         $  17,731   $  17,731   $  17,731
Retained earnings:
 Balance at beginning of year                   424,287     398,342     414,724
 Income tax benefit of Employee Stock
   Ownership Plan dividends                          92         124         173
 Net income (loss)                              (49,302)     33,510     (10,644)
 Dividends declared ($0.60, $0.60, and
   $0.45 per share in 1998, 1997 and 1996,
   respectively)                                 (7,719)     (7,689)     (5,911)
Balance at end of year                          367,358     424,287     398,342
Accumulated other comprehensive income at
  beginning of year                              (2,205)     (2,280)     (3,039)
Change in cumulative translation adjustment      (7,502)         75         759
Accumulated other comprehensive income at
  end of year                                    (9,707)     (2,205)     (2,280)
Capital in excess of par value of common
  stock:
 Balance at beginning of year                    51,426      50,480      50,360
 Excess of market value over cost of
   treasury shares issued under restricted
   stock plans                                       30           7          54
 Excess of exercise price over cost of
   treasury shares issued under the stock
   option plans                                     138         406          21
 Tax benefit for shares issued under
   restricted stock plans, net                       17           3          11
 Excess of market value over cost of
   treasury shares issued under the stock
   plans                                             53          88          34
 Issuance of stock for acquisitions               2,961           -           -
 Acceleration of stock options                        -         442           -
 Balance at end of year                          54,625      51,426      50,480
Common stock in treasury:
 Balance at beginning of year                  (127,070)   (125,724)    (92,292)
 Cost of treasury shares:
   Issued under stock plans (3,509, 5,310
     and 4,206 shares in 1998, 1997 and
     1996, respectively)                             91         137         106
   Issued under stock option plans (21,250,
     63,500, and 4,000 shares in 1998, 1997
     and 1996, respectively)                        552       1,638         100
   Issued under restricted stock plans
     (2,224, 690 and 7,533 shares in 1998,
     1997 and 1996, respectively)                    58          18         190
   Treasury stock issued for acquisitions
     (232,273 shares in 1998)                     6,039           -           -
   Purchased (43,217, 81,605 and 1,037,037
     shares in 1998, 1997 and 1996,
     respectively)                               (1,700)     (3,139)    (33,828)
 Balance at end of year                        (122,030)   (127,070)   (125,724)
Employee stock ownership and restricted
  stock plans:
 Balance at beginning of year                   (18,937)    (21,416)    (25,813)
 Payments received from Employee Stock
   Ownership Trust (principal only)               2,537       2,285       4,538
 Market value of shares (issued) under
   restricted stock plans, net                      (88)        (25)       (244)
 Amortization of market value of shares
   issued under restricted stock plans               87         219         103
 Balance at end of year                         (16,401)    (18,937)    (21,416)
Total shareholders' equity                    $ 291,576   $ 345,232   $ 317,133

          See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts.)

                                                   Years ended December 31,
                                                1998        1997        1996

Cash flows from operating activities:
 Net income (loss)                          $  (49,302)  $  33,510   $  (10,644)
 Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities:
  Restructuring and other charges -
    contract-related and operational
    items                                            -           -       12,377
  Restructuring and other charges -
    real estate write-downs                     (3,066)     (7,954)      30,509
  Loss on divestiture of Auburn VPS
    Partnership                                      -           -        1,254
  Depreciation and amortization (Note E)        23,723      13,681       16,893
  Deferred income taxes                        (25,936)      5,761      (11,193)
  Write-down of investments                          -           -        4,172
  Domestic pension credit                       (7,548)    (18,337)     (15,624)
  Gain on sale of assets                             -        (985)           -
  Amortization of net cost of stock plans        1,243       1,379        1,922
  Changes in operating working capital
    assets and liabilities                      28,754      30,165      (18,814)
  Accrued taxes                                 (2,655)      7,525         (791)
  Accrued liabilities                            1,978      (9,088)      44,792
  Prepaid assets                                (3,982)     (2,334)       7,138
  Other                                        (35,677      29,861      (33,536)
Net cash (used) provided by operating
  activities                                   (72,468)     83,184       28,455
Cash flows from investing activities:
 Proceeds from maturities of U.S.
   Government securities                        31,909      93,671       56,873
 Purchases of U.S. Government securities             -    (121,574)      (5,981)
 Proceeds from asset divestitures               13,546       4,919            -
 Payments for acquisitions, net of cash
   acquired                                    (79,430)          -            -
 Purchase of fixed assets                      (20,290)    (25,909)     (24,383)
Net cash (used) provided by investing
  activities                                   (54,265)    (48,893)      26,509
Cash flows from financing activities:
 Repayments of long-term debt                   (1,787)     (1,657)     (20,954)
 Increase in bank loans                        106,350           -       10,000
 Decrease in bank loans                              -      (5,000)     (13,200)
 Payments from Employee Stock Ownership
   Trust                                         4,588       4,588        7,216
 Payments to Employee Stock Ownership Trust     (2,537)     (4,251)      (6,739)
 Purchase of common stock for treasury          (1,700)     (3,139)     (33,828)
 Dividends paid                                 (7,719)     (7,689)      (7,989)
Net cash provided (used) by financing
  activities                                    97,195     (17,148)     (65,494)
Net (decrease) increase in cash and cash
  equivalents                                  (29,538)     17,143      (10,530)
Cash and cash equivalents at beginning of
  year                                          75,030      57,887       68,417

Cash and cash equivalents at end of year     $  45,492   $  75,030      $57,887

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

During 1996, substantially all of the Company's subsidiaries outside the United States and Canada changed their fiscal years from November 30 to December 31. Therefore, the 1996 consolidated financial statements include the operations of these subsidiaries for thirteen months. In 1998, several remaining subsidiaries were also changed to a December 31 fiscal year. This change did not have a material impact on the 1996 or 1998 consolidated financial statements.

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

Such incentives are included in revenue when realization is assured. Contract change orders in excess of agreed contract prices are included in revenue when approved by the client, or when realization is considered probable. Revenue recognized in excess of amounts billed is classified in current assets. Accounts receivable include amounts representing retainages under long-term contracts which are due within one year. These retainage amounts are not material. The Company anticipates that substantially all of its costs and revenue recognized in excess of billings will be billed and collected over the next twelve months and there were no significant amounts included in accounts receivable or costs and revenue recognized in excess of billings under contracts for claims subject to uncertainty as to their ultimate realization. Billings in excess of revenue recognized are classified in current liabilities.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation generally is provided on a straight-line basis (accelerated methods for income taxes) over the estimated useful lives of the assets: 31 to 39 years for buildings and 3 to 15 years for furniture and equipment. Amortization is provided for leased property and equipment on a straight-line basis over the life of the lease. The cost and accumulated depreciation of fixed assets sold are removed from the accounts and the related gains or losses, if any, are reflected in earnings or loss for the period. The Company reviews its property, plant and equipment and other long-lived assets periodically to determine potential impairment. In performing the review, the Company estimates undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment is recognized. In accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," costs associated with the application development stage are capitalized, such as, direct external costs, directly related internal payroll and payroll related costs and interest costs.

Equity in Joint Ventures and Limited Partnerships

As is common in the industry, the Company executes certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. Investments in joint venture companies and investments in limited partnerships and limited liability companies owned more than 5 percent by the Company are accounted for principally by the equity method for the balance sheet and proportionate consolidation for the statement of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Undistributed earnings of foreign subsidiaries for which the Company has not provided deferred U.S. income taxes because a taxable distribution of these earnings, approximately $17,737 at December 31, 1998, is not anticipated. On the same basis, deferred U.S. income taxes have not been provided on the cumulative translation adjustment component of the comprehensive income. Undistributed earnings represents the accumulated earnings of consolidated international subsidiaries which are being permanently reinvested in their operations. Investment tax credits are accounted for by reducing income taxes currently payable and the provision for income taxes in the period the related assets are placed in service.

Foreign Exchange Contracts

The Company uses derivative financial instruments to hedge equipment and material procurement commitments undertaken as contract activities in the ordinary course of business. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. Accordingly, the unrealized gains and losses are deferred and accounted for as part of the underlying transactions. At December 31, 1998, the Company had approximately $4,483 of foreign currency exchange contracts outstanding relating to contract obligations. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults.

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

Segment Reporting

Effective for the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which provides a new basis of determining reportable business segments, which are to be disclosed, i.e., the management approach. This approach (as contrasted with the prior requirement, which utilized a specified classification system for determining segments) designates the Company's internal organization as used by management for making operating decisions and assessing performance as the source of business segments. On this basis, the Company has two principal businesses and, therefore, two reportable business segments: Engineering, Construction and Consulting and Cold Storage. Segment results, as well as selected geographic data, are presented on this new basis in 1998, as well as retroactively. This new accounting pronouncement has no effect on reported net income.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The adoption of the statement only changes the display and disclosure of information and does not impact amounts previously reported for net income and shareholders' equity. The Company has disclosed comprehensive income in the Consolidated Statements of Operations and Comprehensive Income and the change in comprehensive income in the Consolidated Statements of Shareholders' Equity.

Retirement Plans

Effective for the year ended December 31, 1998, the Company adopted Statement of Financial Standards No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans, and does not change the measurement or recognition of those plans. See Note O for disclosure.

Long-Lived Assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Accordingly, the losses on the asset divestitures recorded in 1996, as discussed in Note D to the consolidated financial statements, are included as part of the operating loss in the consolidated statement of operations for the year ended December 31, 1996.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year's presentation.

(B)  ACQUISITIONS

In January 1998, the Company purchased the assets of Belmont Constructors, Inc. ("Belmont"). At the closing, the Company paid approximately $5,300; however, the final purchase price is contingent upon the results of certain long-term contracts, which will be completed by the end of 1999. Belmont is principally engaged in providing construction and construction management services to a diverse group of clients in the hydrocarbons, water, industrial and power markets. The Company recorded this transaction using the purchase method of accounting for business combinations. The fair value of assets acquired exceeded the purchase price, and therefore, in accordance with APB Opinion No.16 "Business Combinations," the long-term assets have been reduced.

In August 1998, The Company completed the acquisition of Power Technologies, Inc. ("PTI"). PTI provides engineering consulting services, develops computer software for use by utility companies, develops and conducts educational courses and develops customized computer hardware. At the closing, the purchase price was paid in the form of 232,723 shares of common stock of the Company having a value of $9,000. Along with certain other contingent cash considerations related to a specific project, PTI shareholders may receive up to 206,518 additional shares of the Company's common stock having a value (based on the stock price used in connection with the initial closing) of up to $8,000 based on meeting certain performance requirements over the next five years. The contingent consideration, if incurred, will be recorded as an adjustment to goodwill. The Company recorded this transaction using the purchase method of accounting for business combinations. Goodwill related to this transaction amounted to $3,354 which is being amortized over 20 years.

In October 1998, a subsidiary of the Company completed the acquisition of The Nordic Group. The Nordic Group was a multi location privately owned cold storage company. At the closing, the purchase price was approximately $80,000, paid primarily in cash. The acquisition was financed through lines of credit facilities. The Company recorded this transaction using the purchase method of accounting for business combinations. Goodwill related to this transaction amounted to $1,633 which is being amortized over 20 years.

The results of these three acquisitions have been included in the consolidated statement of operations and comprehensive income from the respective dates of acquisition. The pro forma unaudited results of operations as though these acquisitions had occurred as of the beginning of 1997 are as follows:

(Unaudited)                                        1998               1997

Revenues                                          $1,273,685       $1,469,449
Operating income (loss)                              (70,207)          22,618
Net income (loss)                                    (50,184)          10,514
Weighted average outstanding common shares:
 Basic                                                $(3.89)           $0.82
 Diluted                                              $(3.89)           $0.81

Pro forma results are not indicative of future performance.

(C)  INCOME TAXES

The tax provision (benefit) consists of the following:

                                                1998      1997      1996
Current tax expense (benefit)
 United States                              $ (5,998)   $ 4,851   $ (2,396)
 State and local                               1,491      3,133        704
 International (1)                             6,814      3,552      1,627
Total current                                  2,307     11,536        (65)
Deferred tax expense (benefit)
 United States                               (21,525)     5,046    (10,280)
 State and local                              (3,321)       586       (353)
 International                                (1,090)       129     (1,260)
Total deferred                               (25,936)     5,761    (11,893)
Income tax provision (benefit)              $(23,629)   $17,297   $(11,958)

(1) Includes taxes, in lieu of income taxes, of $291 in 1998, $921 in 1997 and $360 in 1995 on international projects which are calculated based on gross receipts.

Deferred tax liabilities (assets) are composed of the following:

                                                        December 31,
                                                       1998           1997

Long-term liabilities:
 Depreciation                                       $  5,294         $12,188
 Retirement                                           62,099          60,836
 Other                                                   911           1,202
Total long-term liabilities                           68,304          74,226
Long-term assets:
 Deferred rent                                        (2,513)         (1,944)
 Employee Stock Ownership Plan interest payments
   and contributions                                  (3,317)         (4,165)
 Incentive Retirement Program                              -          (3,501)
 AMT credit carryforward                              (5,142)         (1,013)
 Foreign net operating loss carryforward              (6,730)         (2,127)
 State net operating loss carryforwards               (7,149)         (3,459)
 U.S. net operating loss carryforwards               (18,324)              -
 Noncurrently deductible accruals                     (1,246)         (4,131)
Total long-term assets                               (44,421)        (20,340)
Net operating loss valuation allowance                 9,147           3,577
Net long-term deferred tax liabilities                33,030          57,463
Current assets:
 Vacation pay                                         (4,671)         (4,995)
 Severance pay                                          (589)           (430)
 State net operating loss carryforwards                 (660)           (660)
 Capital loss carryforward                                 -            (760)
 Contract reserves                                   (13,771)         (7,904)
 Other                                                  (647)         (4,086)
Total current deferred tax assets                    (20,338)        (18,835)
Net deferred tax liabilities                         $12,692         $38,628

The Company, as a result of a NOL carryback claim, restored an amount of federal alternative minimum tax ("AMT") credit and the AMT credit carryforward was $5,142 at December 31, 1998. This AMT credit can be carried indefinitely to reduce future federal income taxes payable.

The Company had a valuation allowance of $3,577 at December 31, 1997 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1998 was an increase of $5,570 for a total valuation allowance of $9,147 at December 31, 1998. The increase was due to domestic state and foreign entity operating losses. The valuation allowance at December 31, 1998 comprises $7,149 relating to state net operating loss carryforwards and $1,998 relating to the carryforwards of international subsidiaries.

For tax purposes, approximately $217,868 (with a tax benefit of $32,863) of the net operating loss carryforwards remain at December 31, 1998, of which $22,880 (with a tax benefit of $6,730) is applicable to international subsidiaries, of which $15,448 does not expire, and the remaining $142,633 (with a tax benefit of $7,809) relates to state net operating loss carryforwards and the remaining $52,355, (with a tax benefit of $18,324) relates to United States net operating loss carryforwards. Use of net operating loss carryforwards is limited to future taxable earnings of the subsidiaries. Operating loss carryforwards will expire as follows:

          1999                            $  2,155
          2000                                  62
          2001                               4,803
          2002                               4,313
          2003                               9,346
          2004                                 219
          2005                                 829
          Thereafter                       180,693
                                          $202,420

The Company has determined that it will be able to realize a tax benefit of $23,718 relating to these state, federal and foreign net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $9,147, which is fully reserved) are expected to expire unused.

The following is an analysis of the difference between the United States statutory income tax rate and the Company's effective income tax rate:

                                                    1998       1997       1996

United States statutory income tax rate            (35.0)%     35.0%     (35.0)%
Increase (decrease) resulting from:
 State and local income taxes, net of
   United States tax effect                         (1.6)       4.8         .8
 Meals and entertainment                             0.4        1.2        1.7
 Difference in effective tax rate of
   international operations and projects,
   net of United States tax effect                   4.9        6.1        -
 Foreign Sales Corporation                          (1.4)       -          -
 Investment tax credit - Canada                     (0.3)      (0.3)      (3.7)
 Adjustment of prior years' federal income
   tax accruals, net of interest effect             (0.2)       -         (0.3)
 Utilization of net operating loss
   carryforwards of international operations         -        (12.4)      (3.8)
 Other                                               0.8       (0.4)      (0.4)
Effective income tax rate                          (32.4)%     34.0%     (40.7)%

Income (loss) before income taxes and extraordinary item were:

                                             1998         1997          1996

Domestic                                   $(76,567)     $30,818      $(34,815)
International                                 3,636       19,989         5,426
                                           $(72,931)     $50,807      $(29,389)

(D)  DIVESTITURE OF NONCORE ASSETS AND ASSETS HELD FOR SALE

During 1996, the Company completed a review of its organizational structure, strategic plan and asset base. As a result of this review, the Company decided to sell a 140,000 square foot building in Boston, Massachusetts and a building in Cherry Hill, New Jersey. The Company recorded an operating loss of $20,137 ($13,751 after tax, or $1.03 per share) in 1996 in connection with the write-down of these properties in accordance with Statement of Financial Accounting Standards No.121. The total carrying amount of the properties written down was $20,885 at December 31, 1996. In December 1997, the Company sold the building in Boston for $20,000, resulting in income of $8,939 ($5,363 after tax or $0.41 per share). In 1998, the Company completed its divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13,546 in cash. The Company recognized a gain of $3,066 ($1,993 after tax or $0.15 per share).

In 1996, the Company announced its intention to consolidate its New York corporate headquarters with the Boston headquarters of the Company's principal operating subsidiary, Stone & Webster Engineering Corporation, and that certain floors of its New York office space would be offered for sublease. The total charge recorded in the third quarter of 1996 for the write-down of the leases was $10,372 ($6,223 after tax, or $0.46 per share), which represents lease commitments and estimated costs to sublet, net of anticipated sublease income. In the first quarter of 1996, a reserve of $1,832 was recorded for the expected sublease loss for a vacant floor in the New York office. These amounts were recorded as accrued liabilities. As a result of the relocation of the corporate offices to Boston in 1997, the Company vacated four floors of the New York office space. In 1997 and 1998, the Company entered into agreements to sublet one floor and to delete three floors from the lease. During 1998, the Company completed the disposal of its remaining unused office space in its former New York corporate office by entering into an agreement to delete the fourth floor, vacated in the 1997 relocation, from the lease. The costs incurred were consistent with amounts provided for in 1996.

In 1996, the Company transferred the assets of the Auburn VPS Partnership, in which the Company owned a 94.3 percent interest, to the partnership's lender in return for cancellation of the related construction debt. As a result, the Company recorded an after-tax charge of $989, or $0.07 per share, which included a loss on forfeiture of $11,538 ($7,776 net of tax, or $0.59 per share) to write down the partnership's plant to fair value and an extraordinary gain of $10,283 ($6,787 net of taxes, or $0.52 per share) for the extinguishment of the construction debt.

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

In 1998, the Company acquired ownership of S.C. Wood, LLC (SC Wood) in settlement of claims against a client who failed to fulfill certain contractual obligations. The assets of SC Wood consist primarily of a petroleum products pumping station. The assets of SC Wood are carried at $6,744 representing the net book value of the services and other advances in connection with the project. The Company plans to sell the operations of SC Wood and therefore the net assets of SC Wood are classified as an asset held for sale in the Company's Consolidated Balance Sheet at December 31, 1998. SC Wood is principally operated as a pumping station which uses natural gas to pump petroleum products.

(E)  FIXED ASSETS

Following is a summary of fixed assets at December 31:

                                                        1998            1997

Office buildings and other real estate               $ 81,525        $ 75,120
Furniture and equipment                               187,107         166,165
Cold storage property, plant and equipment            141,482          64,249
                                                      410,114         305,534
Less accumulated depreciation and amortization        190,957         165,357
Fixed assets, net                                    $219,157        $140,177

Fixed assets include computer equipment under capital leases of $2,817 at December 31, 1998 and $2,731 at December 31, 1997; related amounts included in accumulated depreciation were $1,899 at December 31, 1998 and $1,663 at December 31, 1997. Total depreciation expense was $23,567 for 1998, $12,018 for 1997 and $15,429 for 1996. The Company wrote down the value of various fixed assets, primarily computer equipment, to recognize that little, if any, future benefit will be obtained from these assets, and revised its estimated useful life for computer equipment from six to three years. The charges incurred for these charges were $3,752 ($2,261 after tax or $0.18 per share) and $2,615 ($1,577 after tax or $0.12 per share), respectively.

(F)  BANK LOANS

The Company has three separate domestic line of credit agreements totaling $105,000. As of December 31,1998, these facilities were fully utilized. Two of these lines, totaling $80,000, expire in September 1999. In addition the Company has a line of credit in the amount of $30,000, against which no amount has been borrowed, and as to which the Company must satisfy certain conditions, which it is presently unable to meet, before it can borrow. The Company also assumed a $2,000 line of credit through an acquisition in the third quarter of 1998. Borrowings under this line of credit amounted to $1,350 as of December 31, 1998. In 1997, the Company had one line of credit agreement totaling $25,000. There was no balance outstanding under this line of credit at December 31, 1997. The weighted average interest rate was 6.17 percent in 1998. Borrowings under the agreements were used for general corporate purposes and to fund the acquisition of the Nordic Group and incurred interest based on the London Interbank Offered Rate ("LIBOR"). See Note I to the consolidated financial statements for international banking facilities and guarantees of affiliated Company obligations.

In the fourth quarter, the Company was notified by one of its lenders that a $25,000 line of credit would not be renewed. The bank has agreed to continue the facility, which is outstanding in its entirety, on a month-to-month basis, while the Company negotiates replacement lines with other lenders. The Company is in active discussions with several financial institutions.

(G)  LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                       1998          1997

Mortgage loans, due 2009, 6.44%                      $22,355       $23,882
Mortgage loans, due 2007, 7.65%                          693             -
Mortgage loans, due 2004, 7.91%                          874             -
Loan payable, due 1999, 6.75%                             71             -
Loan payable, due 2000, 8.75%                             26             -
Loan payable, due 2005, 9.00%                            178             -
Capitalized lease obligations                            206           378
                                                      24,403        24,260
Less current portion                                   2,175         1,750
Total long-term debt                                 $22,228       $22,510

The mortgage loan which is due in 2009 is attributable to a subsidiary of the Company and is collateralized by an office building and other real estate with a net book value of $25,833 at December 31, 1998. This 6.44 percent mortgage loan was obtained to finance the acquisition of land and the construction of an office building occupied by an engineering subsidiary of the Company.

The Company assumed the remaining two mortgages through an acquisition in the third quarter of 1998. The mortgages are for two different buildings, with the respective buildings collateralizing each mortgage. The buildings had outstanding principal balances and net book values of $1,567 and $2,700, respectively. The Company also assumed the liability of three loans payable through the acquisition mentioned above. The loans payable are with a former stockholder of the subsidiary. One loan payable relates to a stock repurchase, which is collateralized by an office building with a net book value of $1,775. The remaining two loans are related to deferred compensation agreements, and are unsecured.

Principal payments required on long-term debt, for the years ended December 31,

          1999                             $ 2,175
          2000                               2,008
          2001                               2,112
          2002                               2,237
          2003                               2,370
          Thereafter                        13,501
          Total                            $24,403

(H)  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                                      1998           1997

Salaries and benefits                               $17,032        $20,033
Insurance accruals and premiums                      18,859          17,417
Reserve for loss on sublease                              -           3,102
Reserve for joint venture activity                   20,996          25,781
Accrued professional fees                             5,327           4,245
Other                                                17,822           8,773
Total accrued liabilities                           $80,036         $79,351

In 1998, the Company utilized $9,060 of the reserve for joint venture contract loss in connection with a contract being executed by a partially owned joint venture in the Middle East, which was partially offset by an increase in the reserve for other joint venture activity of $4,275.

(I)  COMMITMENTS AND CONTINGENCIES

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

Rental  expense  was  $3,600  in 1998,  $4,710 in 1997 and  $5,800 in 1996.  The
Company and subsidiaries have leases for office space, computer equipment and other office equipment with varying lease terms. All noncancelable leases have been categorized as either capital or operating and, under most leasing arrangements, the Company and subsidiaries pay property taxes, insurance and maintenance and expenses related to the leased properties. Future minimum lease payments under long-term leases as of December 31, 1998 are as follows:

                                                    Capital       Operating
                                                    Leases         Leases

     1999                                            $211         $ 8,289
     2000                                                           6,486
     2001                                                           5,828
     2002                                                           5,079
     2003                                                           4,483
     2004 and thereafter                                           13,738
     Total minimum lease payments                     211          43,903
     Amount representing interest                      5
     Present value of minimum lease payments        $206
     Less rental and sublease income                                8,956
     Total                                                        $34,947

The current portion of the present value of the minimum lease obligations under capital leases as of December 31, 1998 amounted to $206.

The Company and certain subsidiaries have been named as defendants, along with others, in legal actions claiming damages in connection with engineering and construction projects and other matters. Most such actions involve claims for personal injury or property damage which occur from time to time in connection with services performed relating to project or construction sites and for which coverage under appropriate insurance polices usually applies. Other actions arising in the normal course of business include employment-related claims and contractual provisions for which insurance coverage or contractual provisions may or may not apply. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by subsidiaries of the Company and often such matters may be resolved without going through a complete and lengthy litigation process. A case involving performance on a client contract was settled in 1996 for a net cost of $2,500.

In 1996, the Company entered into a contract with Trans-Pacific Petrochemical Indotama ("TPPI") of Indonesia for construction of an integrated ethylene and olefins complex for $2.3 billion, to be executed by a consortium of contractors. The Company's portion of the total contract value was $710,000. In the fourth quarter of 1997, work on the project was suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $451,000. If refinancing efforts are successful, it is possible that the project will restart on a phased basis in 1999 with execution of the Company's scope of work commencing in 2000. The Company has obtained approval from the owner to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project, and, subsequent to the end of 1998, has signed a conditional memorandum of understanding to sell the plant. Had the TPPI project been cancelled as of December 31, 1998, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of $72,400 representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover in excess of $112,000 in connection with scope and specification changes on a major petrochemical project in the Middle East. The Company believes that the joint venture will realize substantial recovery on these claims, and has not recognized any contract revenue associated with these claims. In addition, the joint venture has been notified of claims in excess of $53,000, which have been submitted by a subcontractor who has filed for arbitration of these claims. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture. In 1997, the Company recognized losses of $25,781 related to this contract.

The Company has recognized approximately $35,000 in revenue in 1998 for change orders that have not yet received client approval, in management's judgment, a conservative estimate of the probable amount to be realized associated with contracts in Africa, the United Kingdom and the Middle East.

The Company is currently performing two contracts in Africa for the engineering, procurement and construction of thermal power plants. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed the original contract value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has submitted requests for equitable adjustment and change orders in excess of $40,000 on one contract and $30,000 on the second contract. Negotiations with the owner are continuing and the Company expects to reach agreement on the change orders in 1999. The operating loss on the two contracts in Africa recognized by the Company in 1998 was $42,900.

The Company continues to have potential liabilities related to environmental pollution. The Company and two of its subsidiaries are named as defendants in two legal actions brought by, and have received other claims from, private parties seeking contributions for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. No government authority has sought similar redress from the Company or its subsidiaries (except in the case of one subsidiary in limited connection with claims made with respect to clients of that subsidiary) nor has the Company been determined to be a Potentially Responsible Party by the Federal or any state or local government authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, management believes that it has valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

Management believes, on the basis of its examination and consideration of these matters and such possible liabilities, including consultation with counsel, that none of these legal actions, nor such possible liabilities, will result in payment of amounts, if any, which would have a material adverse effect on the consolidated financial statements.

In addition to the lines of credit discussed in Note F to the consolidated financial statements, two international subsidiaries of the Company have overdraft banking facilities of $8,185 which are used for general corporate purposes. The overdraft banking facilities incur interest based on 1 percent over the bank's published rate and on the LIBOR rate plus 75 basis points. At December 31, 1998 and 1997, no amounts were outstanding under the overdraft banking facilities.

As discussed in Note D to the consolidated financial statements, the Company wrote down its investment in the Binghamton Cogeneration Partnership to fair value in 1996 and the partnership assets were liquidated in 1997. Under the liquidation agreement the Company was required to provide a standby letter of credit in the amount of $6,000 to collateralize its obligation under an indemnity agreement among the parties to the liquidation agreement. The Company is required to maintain this letter of credit through January 2003.

At December 31, 1998, subsidiaries of the Company have contingent liabilities of $25,650 arising from guarantees to banks for credit facilities extended to unconsolidated affiliates for general operating purposes.

(J)  EARNINGS PER SHARE (EPS)

                                                     For the Year Ended
                                                      December 31, 1998
                                               Income       Shares     Per-share
                                               (loss)       (000s)       Amount

Basic and Diluted EPS (1)
Income (loss) available to common
  shareholders                                $(49,302)     12,886     $(3.83)

                                                     For the Year Ended
                                                      December 31, 1997
                                               Income       Shares     Per-share
                                               (loss)       (000s)       Amount

Basic EPS
Income available to common shareholders       $ 33,510      12,812     $ 2.61
Effect of dilutive securities stock
  options                                            -         117      (0.02)
Diluted EPS
Income available to common shareholders
  and assumed exercises                       $ 33,510      12,929     $ 2.59

                                                     For the Year Ended
                                                      December 31, 1996
                                               Income       Shares     Per-share
                                               (loss)       (000s)       Amount

Basic and Diluted EPS (1)
Income (loss) before extraordinary item       $(17,431)     13,223     $(1.32)
Income (loss) available to common
  shareholders                                $(10,644)     13,223     $(0.80)

(1) Because the computation of diluted EPS does not assume exercise of securities that would have an antidilutive effect on earnings per share, basic and diluted earnings per share are the same.

(K)  TREASURY STOCK

In January 1998, the Board of Directors of the Company authorized an increase in the share repurchase program from 2,500,000 to 3,000,000 shares, of the Company's common stock in open market transactions at prevailing prices. The Company reserves the right to discontinue the repurchase program at any time. The Company acquired 43,217 shares in 1998 and 81,605 shares in 1997 under the repurchase program. Through December 31, 1998, the Company has repurchased 2,279,626 shares.

(L)  COMMON STOCK

Beginning in the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter. Accordingly, the first quarter 1997 dividend was declared in January 1997 instead of in December 1996. This change had no effect on the annual dividend payment of $0.60 per share, although only $0.45 was declared in 1996.

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

The Rights are not exercisable (unless waived by the Board of Directors) until the earlier to occur of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons ("Acquiring Person") have acquired beneficial ownership of 15 percent or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date decided by the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer for 15 percent or more of the outstanding shares of Common Stock. In such event, each holder (other than such Acquiring Person) of a Right will have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired or 50 percent or more of its assets are sold after a person or group has become an Acquiring Person, each holder of a Right, upon exercise thereof, will have the right to receive that number of shares of common stock of the acquiring company which will have a market value of two times the then Purchase Price.

(M)  EMPLOYEE STOCK OWNERSHIP AND RESTRICTED STOCK PLANS

Under the terms of the Employee Stock Ownership Plan (the "ESOP"), the Company and participating subsidiaries make contributions to the Employee Stock Ownership Trust (the "Trust") which can acquire from the Company up to 5,000,000 shares of common stock of the Company, for the exclusive benefit of participating employees.

A note receivable from the Trust, issued in 1976 as consideration for 2,400,000 shares of common stock sold by the Company to the Trust was paid in full in September 1996. The amount of the note, including interest, was $52,872. The remaining notes receivable from the Trust, received as consideration by the Company for the 1,600,000 shares of common stock sold to the Trust subsequent to 1976, are payable in level payments of principal and interest over 20 years. The last sale of shares to the Trust by the Company occurred in 1985. At December 31, 1998, the balance of the notes receivable from the Trust was $16,117. The unamortized cost of the shares is being funded by annual contributions necessary to enable the Trust to meet its current obligations, after taking into account dividends received on the common stock held by the Trust. The net cost of the ESOP is being amortized over 20-year periods from the dates of acquisition of shares. The charge to income was $1,156 in 1998, $1,160 in 1997 and $1,819 in 1996. The accrued cost of the ESOP, included in other liabilities, was $7,741 and $9,165 at December 31, 1998 and 1997, respectively.

In May 1995, the number of shares of common stock remaining available for future awards under the Restricted Stock Plan (the "Restricted Plan") was reduced. The Restricted Plan, awarded 1,224 shares in 1998, 690 shares in 1997 and 7,533 shares in 1996, of the Company's stock previously held as Company treasury stock, were granted subject to the restrictions described in the Restricted Plan. The market value of the shares awarded is being charged to income over the vesting period, typically five years. At December 31, 1998, 1,732,447 shares have been awarded, net of shares forfeited and the unamortized portion of the market value was $249.

Following approval by the Shareholders at the Company's annual meeting on May 14, 1998, the Company's Restricted Stock Plan and the 1995 Stock Option Plan were replaced by the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan (the "1998 Plan"), effective January 1, 1998. The 1998 Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, performance shares and performance units. No further awards will be granted under the Restricted Stock Plan or the 1995 Stock Option Plan. Options previously granted will become or remain exercisable in accordance with the terms of the award until their expiration or earlier cancellation. Restricted stock awards under the 1998 Plan during the year ended December 31, 1998 amounted to 1,000 shares. The market value of the shares awarded is being charged to income over the vesting period, typically five years. At December 31, 1998, 1,000 shares have been awarded, no shares have been forfeited and the unamortized portion of the market value was $35.

(N)  STOCK OPTION PLAN AND STOCK PLAN

In May 1998, the Company's Restricted Stock Plan and the 1995 Stock Option Plan were replaced by the 1998 Plan. For additional information see Note M. No further awards will be granted under the Restricted Stock Plan or the 1995 Stock Option Plan. Options previously granted will become or remain exercisable in accordance with the terms of the award until their expiration or earlier cancellation.

Nonqualified options to purchase 1,000 shares will be granted to each non-employee director on a yearly basis. In addition, non-qualified options to purchase 2,000 shares will be granted to each non-employee director upon initial election or appointment to the Board of Directors. The total number of shares which may be issued under the 1998 Plan may not exceed 980,777 shares. No more than 300,000 shares may be granted in the form of restricted stock in the 1998 Plan. A summary of the nonqualified options granted and respective price ranges follows:

                     Nonemployee Directors                  Key Employees
                  Options                            Options
                  Granted      Price Range           Granted      Price Range

1996               15,000    32 3/4 - 34 1/4         341,500    32 5/8 - 34 7/8
1997                9,000    40 1/2                  255,000    32 1/8 - 47 1/8
1998                9,000    42 5/8                  257,500    41 1/4 - 43 3/16

In 1998, 9,000 shares were granted to Nonemployee Directors and 12,000 of the shares granted to key employees were granted under the 1995 Stock Option Plan. The remainder of the shares granted to key employees were granted under the 1998 Plan, of these, 165,500 shares were granted as incentive stock options and 80,000 shares were granted as nonqualified stock options. All options awarded to nonemployee directors are nonexercisable for the first six months. Twenty-five percent of the nonqualified options granted to key employees in 1996, 1997 and 1998 become exercisable on each of the first four anniversary dates of the grant, with the exception of 100,000 options granted in 1996 which were exercisable immediately. The maximum term of the options granted under the plans are 10 years.

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

However, as required by SFAS 123, for companies electing to remain with APB 25, pro forma information regarding net income and earnings per share is presented below and has been determined as if the Company had accounted for its nonemployee director and employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of
5.66 percent, 6.67 percent and 6.02 percent; dividend yields of 1.4 percent, 1.6 percent and 1.9 percent; volatility factors of the expected market price of the Company's common stock of .237, .210 and .193; and a weighted-average expected life of the option of 5 years.

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

                                               1998         199 7        1996

As reported net income (loss)               $(49,302)     $33,510     $(10,644)
As reported net income (loss) per share       $(3.83)       $2.59       $(0.80)
Pro forma net income (loss) (unaudited) $(50,383) $32,803 $(11,536) Pro forma net income (loss) per share
 (unaudited)                                  $(3.91)       $2.54       $(0.83)

                                    1998                    1997                     1996
                                      Weighted-                Weighted-                Weighted-
                                      Average                  Average                  Average
                             Options  Exercise Price  Options  Exercise Price  Options  Exercise Price

Outstanding - beginning
  of year                     656,500      $35.05      471,000      $32.98      135,500      $31.19
Granted                      266,500       43.08      264,000       37.89      356,500       33.56
Exercise                      21,250       32.70       63,500       32.20        4,000       30.25
Canceled                      61,000       35.44       15,000       32.34       17,000       31.46
Outstanding - end of year    840,750       37.63      656,500       35.05      471,000       32.98
Exercisable at end of year   338,625       34.49      186,370       34.27      153,000       33.96
Weighted-average fair
  value of options granted
  during the year                         $11.91                   $10.30                   $ 7.90

A summary of the Company's stock option activity, and related information for the years ended December 31 is displayed above:

Exercise prices for options outstanding as of December 31, 1998 ranged from $30.25 to $47.13. The weighted-average remaining contractual life of those options is 8.1 years.

In January 1997, the Board of Directors terminated the 1995 Stock Plan for Nonemployee Directors (the "1995 Stock Plan") and adopted the 1997 Stock Plan for Nonemployee Directors (the "1997 Stock Plan"). Before the 1995 Stock Plan was terminated, nonemployee directors of the Company received shares in payment of their annual retainer and were able to elect to receive all or a portion of director meeting fees in common stock. Under the 1997 Stock Plan, nonemployee directors will receive an annual stock grant of 400 shares, payable on a quarterly basis, as part of their annual retainer. Nonemployee directors may also elect to receive all or a portion of director meeting fees in shares of common stock. Effective January 1, 1998, the Board of Directors approved the Stone & Webster, Incorporated Nonemployee Director Deferral Plan (the "Deferral Plan"). Under the Deferral Plan, any nonemployee Director may elect to defer all or a portion of their annual retainer, meeting fees, or other fees paid in connection with the Board service to a Cash Deferral Account or a Stock Unit Account. During the year ended December 31, 1998, 5,104 shares were earned, under the 1997 Stock Plan of which, 1,595 shares were deferred under the Deferral Plan. During 1997, 5,310 shares were issued to nonemployee directors under the 1997 Stock Plan and 4,206 shares were issued to nonemployee directors during 1996 under the 1995 Stock Plan.

(O)  RETIREMENT PLANS

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

Information about the Company's pension plans is as follows:

December 31, 1998                           Domestic   International     Total

Changes in benefit obligation
Benefit obligation, beginning of year       $480,138      $53,351      $533,489
Service cost                                   8,547        1,826        10,373
Interest cost                                 32,700        3,591        36,291
Employee contributions                             -          557           557
Actuarial loss                                18,191        2,122        20,313
Special termination benefits                  11,552            -        11,552
Curtailment loss                               1,265          185         1,450
Settlements                                        -       (1,937)       (1,937)
Benefits paid                                (25,271)      (2,261)      (27,532)
Foreign currency impact                            -         (630)         (630)
Benefit obligation, end of year             $527,122      $56,804      $583,926

Change in plan assets
Fair value of plan assets, beginning
  of year                                   $684,655      $56,727      $741,382
Actual return on plan assets                  52,570        1,109        53,679
Contribution                                       -        2,066         2,066
Defined contribution plan contribution
  payment                                          -         (341)         (341)
Settlements                                        -       (1,937)       (1,937)
Expenses                                           -         (182)         (182)
Benefits paid                                (25,271)      (2,261)      (27,532)
Foreign currency impact                            -         (742)         (742)
Fair value of plan assets, end of year      $711,954      $54,439      $766,393

Funded status                               $184,832     $ (2,365)     $182,467
Fourth quarter contribution                        -          503           503
Unrecognized prior service cost                8,576          355         8,931
Unrecognized net (gain) loss                 (37,668)       5,780       (31,888)
Unrecognized net transition asset                (37)      (1,479)       (1,516)
Prepaid pension cost                        $155,703      $ 2,794      $158,497

Prepaid pension cost, beginning of year     $148,155     $    898      $149,053
(Expense) income for year                     20,677         (203)       20,474
Contributions                                      -        2,012         2,012
Foreign currency impact                            -           87            87
Curtailment loss                              (1,265)           -        (1,265)
Prior service cost recognition                  (312)           -          (312)
Special termination benefit                  (11,552)           -       (11,552)
Prepaid pension cost                        $155,703      $ 2,794      $158,497

December 31, 1997                           Domestic   International     Total

Changes in benefit obligation
Benefit obligation, beginning of year       $423,876      $46,685      $470,561
Service cost                                   6,995        2,044         9,039
Interest cost                                 31,924        3,886        35,810
Employee contributions                             -          557           557
Actuarial loss                                41,693        2,958        44,651
Plan changes                                       -          683           683
Benefits paid                                (24,350)      (2,496)      (26,846)
Foreign currency impact                            -         (966)         (966)
Benefit obligation, end of year             $480,138      $53,351      $533,489

Change in plan assets
Fair value of plan assets, beginning
  of year                                   $618,772      $50,030      $668,802
Actual return on plan assets                  90,233        8,102        98,335
Contribution                                       -        2,380         2,380
Expenses                                           -         (188)         (188)
Benefits paid                                (24,350)      (2,496)      (26,846)
Foreign currency impact                            -       (1,101)       (1,101)
Fair value of plan assets, end of year      $684,655      $56,727      $741,382

Funded status                               $204,517      $ 3,376      $207,893
Unrecognized prior service cost               10,681          802        11,483
Unrecognized net gain                        (57,210)      (1,418)      (58,628)
Unrecognized net transition asset             (9,833)      (1,862)      (11,695)
Prepaid pension cost                        $148,155      $   898      $149,053

Prepaid pension cost, beginning of year     $129,818      $   363      $130,181
(Expense) income for year                     18,337       (1,238)       17,099
Contributions                                      -        1,720         1,720
Foreign currency impact                            -           53            53
Prepaid pension cost                        $148,155      $   898      $149,053

Domestic pension cost is separately captioned in the balance sheet as domestic prepaid pension cost and is included in long-term assets. The plan's funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using assumed discount rates of 6.75 percent at December 31, 1998 and of 7.0 percent at December 31, 1997 and an assumed long-term rate of compensation increase of 4.5 percent at December 31, 1998 and 1997. Pension cost was determined using an assumed long-term rate of return on plan assets of 9.25 percent at January 1, 1998, 1997 and 1996.

Net international prepaid pension cost is included in the consolidated balance sheets in other long-term assets. The plans' funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and is accordingly subject to volatility. The projected benefit obligation was determined using an assumed weighted discount rate ranging from 6 percent to 8 percent at December 31, 1998 and 7 percent to 8 percent at December 31, 1997, and assumed long-term rates of compensation increases of 4.75 percent to 5 percent at December 31, 1998 and 5 percent at December 31, 1997. Pension cost was determined using assumed long-term rates of return on plan assets ranging from 8 percent to 9 percent for 1998, 1997 and 1996.

The components of net pension (income) expense are as follows:

1998                                       Domestic    International     Total

Service cost                               $  8,547       $ 1,826       $10,373
Interest cost on projected benefit
  obligation                                 32,700         3,591        36,291
Expected return on assets                   (53,922)       (4,655)      (58,577)
Amortization of unrecognized transition
  asset                                      (9,795)         (299)      (10,094)
Amortization of unrecognized prior
  service cost                                1,793            68         1,861
Curtailment loss                              1,265          (309)          956
Prior service cost recognition                  312          (360)          (48)
Defined contribution expense                      -           341           341
Special termination benefit                  11,552             -        11,552
Pension expense (income)                   $ (7,548)      $   203       $(7,345)

1997                                       Domestic    International     Total

Service cost                               $  6,995       $ 2,044      $  9,039
Interest cost on projected benefit
  obligation                                 31,924         3,886        35,810
Expected return on assets                   (48,850)       (4,336)      (53,186)
Amortization of unrecognized transition
  asset                                     (10,199)         (312)      (10,511)
Amortization of unrecognized prior
  service cost                                1,793            31         1,824
Prior service cost recognition                    -           (75)          (75)
Pension expense (income)                   $(18,337)       $1,238      $(17,099)

1996                                       Domestic    International     Total

Service cost                               $  7,309        $1,565      $  8,874
Interest cost on projected benefit
  obligation                                 30,496         3,558        34,054
Expected return on assets                   (45,533)       (4,053)      (49,586)
Amortization of unrecognized transition
  asset                                     (10,383)         (321)      (10,704)
Amortization of unrecognized prior
  service cost                                1,793            33         1,826
Amortization of gain and asset gain
  deferred                                      694             -           694
Prior service cost recognition                    -          (156)         (156)
Pension expense (income)                   $(15,624)       $  626      $(14,998)

In the fourth quarter of 1998 a voluntary Incentive Retirement Program (the "Program") was offered to approximately 600 employees. The Program was accepted by 206 employees at a total cost of $13,129 ($7,943 after tax, or $0.61 per share). This charge reduced the domestic pension asset.

Fluctuations in the actual return on plan assets reflect fluctuations in the market prices of equity securities as well as debt securities owned by the pension plan.

The Company maintains an Employee Investment Plan ("EIP") which covers substantially all U.S. based full time employees who meet certain eligibility requirements. The EIP allows employee participants an election to defer a percentage of their compensation up to the limitations as determined under federal law. In addition, the Company contributes a matching amount equal to 25 percent of the employees' elective deferral to the plan, up to the first 5 percent of the employees' annual compensation. The Company, at the discretion of the Board of Directors, may make discretionary contributions to the plan. For the years ended December 31, 1998, 1997 and 1996, the Company made matching contributions of $2,334, $2,461, and $2,374, respectively.

(P)  INTERNATIONAL SUBSIDIARIES

Net income (loss) and assets, net of liabilities, of international subsidiaries amounted to $925 and $32,486 in 1998, $16,308 and $35,248 in 1997 and $5,602 and
$20,018 in 1996, respectively.

(Q)  CONCENTRATIONS OF CREDIT RISK

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

(R)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, cash equivalents and U.S. Government securities approximate their fair values because of the short maturity of the instruments.

At December 31, 1998, long-term debt, excluding capital lease obligations, consists of mortgage loans relating to office buildings and notes payable (see Note G). The carrying value of these long-term debts was $24,196, which approximates fair value.

The Company had several foreign exchange forward contracts at December 31, 1998. These contracts had varying maturities through September 1999. At December 31, 1998, the notional amount of foreign exchange forward contracts outstanding was $4,483. The fair value and unrealized loss on these contracts was $(286) and $262, respectively, at December 31, 1998.

The Company and its subsidiaries have entered into other financial agreements in the normal course of business. These agreements, which by their nature contain potential risk of loss, include lines of credit, letters of credit, performance bonds and performance guarantees. The fair values of these agreements are estimated at $1,225 and $709 at December 31, 1998 and 1997, respectively, based on the fees paid to obtain the obligations.

(S)  BUSINESS SEGMENTS

The  Company  has  two  principal  businesses:  Engineering,   Construction  and
Consulting and Cold Storage. Each business segment has its respective financial performance detailed in this report.

The Engineering, Construction and Consulting segment is principally engaged in providing professional engineering, design, procurement, construction, consulting and full environmental services for power, process, environmental/infrastructure and industrial projects worldwide. The Company's Cold Storage segment offers consolidated distribution of frozen products for food processors and others throughout the southeastern United States. Although the Company has numerous clients and is not dependent on any single client, one or a few clients may contribute a substantial portion of the Company's consolidated revenue in any one year or over a period of several consecutive years due to the size of major engineering and construction projects and the progress accomplished on those projects in that year or period of years. The Engineering, Construction and Consulting segment had no clients in 1998, one client in 1997 (12 percent), and no clients in 1996, who accounted for 10 percent or more of consolidated revenue. The Cold Storage segment had no single customer providing 10 percent or more of consolidated revenue.

Information regarding business segments is shown on page 47 and is incorporated herein.

(T)  QUARTERLY FINANCIAL DATA (UNAUDITED)

1998                      First      Second     Third     Fourth
                         Quarter    Quarter    Quarter    Quarter      Year

Revenue                  $293,957   $317,004   $350,443   $287,376   $1,248,780
Operating income           11,634      1,205      3,881    (89,254)     (72,534)
Income before income
  taxes                    12,420        911      3,511    (89,773)     (72,931)
Net income                  7,613        651      2,168    (59,734)     (49,302)
Basic and diluted
  earnings (loss) per
  share                      0.59       0.05       0.17      (4.64)       (3.83)
Diluted earnings per
  share(1)                   0.59       0.05       0.17      (4.64)       (3.83)

(1)  Diluted earnings per share includes earnings per share from the following:
     Operations             $0.20     $(0.19)    $(0.06)    $(4.27)      $(4.32)
     Pension related
       items                 0.24       0.24       0.23      (0.37)        0.34
      Earnings per share
        from ongoing
        operations           0.44       0.05       0.17      (4.64)       (3.98)
     Asset divestitures      0.15       -          -          -            0.15
      Earnings (loss) per
        share               $0.59      $0.05      $0.17     $(4.64)      $(3.83)

1997                      First      Second     Third     Fourth
                         Quarter    Quarter    Quarter    Quarter      Year

Revenue                  $349,525   $286,258   $368,216   $318,541   $1,322,540
Operating income(loss)      8,802     13,048     13,840     11,602       47,292
Income before income
  taxes                     9,205     13,650     14,469     13,483       50,807
Net income (loss)           5,568      9,482      9,385      9,075       33,510
Basic earnings per
  share                      0.43       0.74       0.73       0.71         2.61
Diluted earnings per
  share(2)                   0.43       0.74       0.73       0.69         2.59

(2)  Diluted earnings per share includes earnings per share from the following:
     Operations             $0.22      $0.47      $0.53      $0.08        $1.30
     Pension related items   0.21       0.21       0.20       0.18         0.80
      Earnings per share
        from ongoing
       operations            0.43       0.68       0.73       0.26         2.10
     Divested operations     -          0.06       -          0.02         0.08
     Asset divestitures      -          -          -          0.41         0.41
      Earnings per share    $0.43      $0.74      $0.73      $0.69        $2.59

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

(U)  CONSOLIDATED STATEMENT OF CASH FLOWS

The changes in operating working capital as shown in the Consolidated Statement of Cash Flows consists of:

                                                   Years Ended December 31,
                                                 1998        1997        1996

Decrease (increase) in:
 Accounts receivable                          $(96,178)    $ 1,843     $(21,278)
 Costs and revenue recognized in excess of
   billings                                     53,174       7,547      (55,542)
Increase in:
 Accounts payable                               10,796       8,787      21,240
 Billings in excess of costs and revenue
   recognized                                   60,962      11,988      36,766
Changes in operating working capital
  assets and liabilities                      $ 28,754     $30,165     $(18,814)
Supplemental disclosures of cash flow
  information:
 Cash paid during the year for:
    Interest                                  $  4,072      $1,731       $3,658
    Income taxes                              $  5,651      $5,634       $3,920

Supplemental disclosures of noncash
  investing and financing activities:
 Receipt of note for asset held for sale      $      -      $15,000    $      -
 Transfer of Auburn VPS Partnership
   property, plant and equipment to
   construction lenders                              -            -      53,276
 Extinguishment of Auburn VPS Partnership
   debt                                                           -     (48,750)
 Other, net                                                       -      (3,272)
 Fair value of assets acquired                  13,653            -           -
 Liabilities assumed                            (4,653)           -           -
                                              $  9,000      $15,000    $  1,254

                             Selected Financial Data
                (Dollars in thousands, except per share amounts.)

                                                 Years ended December 31,
                                 1998         1997         1996         1995       1994

Revenue:
 Engineering, Construction
   and Consulting             $1,214,468   $1,299,220   $1,143,587   $  981,631   $761,975
 Cold Storage                     34,312       23,320       21,250       21,188     17,280
Total revenue                 $1,248,780   $1,322,540   $1,164,837   $1,002,819   $779,255
Operating income (loss)(3)    $  (72,534)  $   47,292   $  (25,920)  $   35,041   $(42,097)
Income (loss) from
  continuing operations       $  (49,302)  $   33,510   $  (17,431)  $   14,880   $ (7,807)
Net income (loss)(1,2 and 3)  $  (49,302)  $   33,510   $  (10,644)  $   14,880   $ (7,807)
Weighted average shares of
  common and common stock
  equivalents outstanding         12,886       12,929       13,223       14,376     14,907
Basic income (loss) from
  continuing operations per
  share                           $(3.83)       $2.61       $(1.32)       $1.04     $(0.52)
Diluted income (loss) from
  continuing operations per
  share                           $(3.83)       $2.59       $(1.32)       $1.04     $(0.52)
Basic earnings (loss) per
  share (1, 2 and 3)              $(3.83)       $2.61       $(0.80)       $1.04     $(0.52)
Diluted earnings (loss) per
  share (1, 2 and 3)              $(3.83)       $2.59       $(0.80)       $1.04     $(0.52)
Dividends declared per
  share(4)                         $0.60        $0.60       $ 0.45        $0.60     $ 0.60
Total assets                  $  834,682   $  738,777   $  692,065   $  716,772   $678,384
Long-term debt                $   22,058   $   22,510   $   24,260   $   74,677   $ 89,642

Notes:
(1) Reflects gain or loss on sale of assets, which increased net income by $1,993, or $0.15 per share in 1998, $5,363, or $0.41 per share in 1997, decreased net income by $7,511, or $0.52 per share in 1995, and increased net income by $21,208, or $1.42 per share in 1994.
(2) Includes income from divested operations of $1,048, or $0.08 per share in 1997, and an extraordinary gain of $6,787, or $0.52 per share in 1996 on debt extinguishment from transfer of Auburn VPS Partnership assets to the construction lenders.
(3) Net Income includes a provision for contract losses of $53,891 or $4.18 per share (operating income includes $87,274) and a write-down of fixed assets of $3,838 or $0.30 per share (operating income includes $6,367) in 1998, a provision for the Company's share of contract losses on a joint venture in the Middle East of $15,469, or $1.20 per share (operating income includes $25,781) in 1997, restructuring and other charges of $28,516, or $2.14 per share (operating income includes $54,424 for these items) in 1996 (see Note D to the consolidated financial statements), a write-down of the Company's equity interest in Binghamton Cogeneration Partnership to fair value in 1996 which reduced net income by $2,712, or $0.21 per share, costs associated with the Incentive Retirement Program of $7,943, or $0.61 per share in 1998, $1,416, or $0.10 per share in 1995, pension curtailment gains which increased net income by $218, or $0.02 per share in 1994, severance costs which decreased net income by $12,596, or $0.84 per share in 1994.
(4) In the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter. This change had no effect on the annual dividend payment rate of $0.60 per share, although dividends declared in 1996 totaled $0.45 per share.

Market and Dividend Information (Unaudited)

Principal Market - New York Stock Exchange

                               Sales Price of                     Dividends Paid
                               Common Shares                       Per Share (1)
                           1998                    1997            1998     1997
Quarter               High       Low         High       Low

First               $46 3/4    $38          $37 1/2    $31 1/8    $0.15    $0.15
Second               50 1/8     37 7/8       45 3/8     36         0.15     0.15
Third                41         30 7/8       55         41 7/8     0.15     0.15
Fourth               34 1/8     28 15/16     55 1/8     41 1/4     0.15     0.15

(1)  See Note L to the consolidated financial statements.

The Company has purchased and may continue to purchase from time to time additional shares of its common stock for general corporate purposes on the New York Stock Exchange, or otherwise. However, there is no assurance that the Company will continue to purchase shares of its common stock. Also, see Note K to the consolidated financial statements. The approximate number of record holders of common stock as of December 31, 1998 was 5,200. The common stock is also listed for trading on the Boston Stock Exchange.

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




H. Kerner Smith                            Thomas L. Langford

Chairman, President and                    Executive Vice President and
Chief Executive Officer                    Chief Financial Officer

                        Report of Independent Accountants


To the Shareholders and Board of Directors of Stone & Webster, Incorporated:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Stone & Webster, Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 1999

                          Business Segment Information
             (See Note S to the consolidated financial statements.
                     All dollar amounts are in thousands.)


Business Segments                           1998          1997          1996

Revenue (1)
 Engineering, Construction and
   Consulting                            $1,214,468    $1,299,220    $1,143,587
 Cold Storage                                34,312        23,320        21,250
Total revenue                            $1,248,780    $1,322,540    $1,164,837
Operating income (loss)(2)
 Engineering, Construction and
   Consulting                            $  (81,024)   $   39,952    $  (31,874)
 Cold Storage                                 8,490         7,340         5,954
Operating income (loss)                     (72,534)       47,292       (25,920)
 Interest and dividend income                 3,679         4,269         3,268
 Interest expense                            (4,076)       (1,739)       (6,737)
 Gain on sale of assets                           -           985             -
Income (loss) before taxes and
  extraordinary item                     $  (72,931)   $   50,807    $  (29,389)
Identifiable assets (3)
Engineering, Construction and
  Consulting                             $  710,381    $  694,751    $  649,431
 Cold Storage                               124,301        44,026        42,634
Total identifiable assets                $  834,682    $  738,777    $  692,065
Depreciation, depletion and
  amortization
 Engineering, Construction and
   Consulting                            $   19,876    $   11,041    $   14,629
 Cold Storage                                 3,847         2,640         2,264
Total depreciation, depletion and
  amortization                           $   23,723    $   13,681    $   16,893
Capital expenditures
 Engineering, Construction
  and Consulting                         $   14,706    $   23,454    $   14,388
 Cold Storage                                 5,584         2,455         9,995
Total capital expenditures               $   20,290    $   25,909    $   24,383

Geographic Areas                            1998          1997          1996

Revenue
 United States - Domestic                $  517,644    $  659,005    $  703,832
 United States - Export(4)                  274,490       396,194       187,324
United States - Total                       792,134     1,055,199       891,156
 International                              456,646       267,341       273,681
Total revenue                            $1,248,780    $1,322,540    $1,164,837
Operating income (loss)(2)
 United States                           $  (76,885)   $   27,995    $  (31,071)
 International                                4,351        19,297         5,151
Operating income (loss)                  $  (72,534)   $   47,292    $  (25,920)
Identifiable assets(3)
 United States                           $  739,617    $  620,111    $  644,173
 International                               95,065       118,666        47,892
Total identifiable assets                $  834,682    $  738,777    $  692,065

(1) Total segment revenue includes revenue from unaffiliated customers as reported in the consolidated statements of operations and comprehensive income.

(2)  The pension related items included in operating income (loss) are:

(Income) Expense                            1998          1997          1996

Engineering, Construction and
  Consulting                             $   (7,458)   $ (17,200)    $  (15,098)
Cold Storage                                    113          101            100
Total pension related items              $   (7,345)   $ (17,099)    $  (14,998)

Pension related items include the effect of incentive retirement programs. Domestic and international pension related items are presented in Note O to the consolidated financial statements.

(3)  Identifiable assets are those assets used in the operation of each segment.

(4) Far East/Pacific geographic area includes Indonesia which accounted for 10 percent of consolidated revenue in 1998 and 13 percent in 1997. No other international geographic area accounted for more than 10 percent of consolidated revenue in 1998, 1997 or 1996.

                                            1998          1997          1996

Far East/Pacific                         $  157,870    $  246,743    $  105,925
Other                                       116,620       149,451        81,399
United States - Export                   $  274,490    $  396,194    $  187,324