Form 10-Q
period 1999-03-31
STONE & WEBSTER INC
filed 1999-05-13
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ...............

                          Commission File Number 1-1228


                          Stone & Webster, Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                         13-5416910
    -------------------------------       ---------------------------------
    (State of other jurisdiction of       (IRS Employer Identification No.)
     Incorporation or organization)

                245 Summer Street, Boston, MA              02210
           ----------------------------------------      ----------
           (Address of Principal Executive Offices)      (Zip Code)

                                 (617) 589-5111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 13,062,244 shares as of April 30, 1999.

                 Stone & Webster, Incorporated and Subsidiaries


                                    Form 10-Q


                                      Index
                                      -----

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations (Unaudited):
                  Three Months Ended March 31, 1999 and 1998               3

                 Consolidated Balance Sheets (Unaudited):
                  March 31, 1999 and December 31, 1998                     4

                 Condensed Consolidated Statements of Cash Flows
                  (Unaudited):
                  Three Months Ended March 31, 1999 and 1998               5

                 Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                  6-9

         Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                  10-14


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                                16

PART I.  Financial Information
Item 1.   Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                                           Three Months Ended
                                                                 March 31,
                                                            1999         1998
                                                            ----         ----
Revenue                                                   $266,098     $293,957
Cost of revenue                                            316,769      266,051
                                                          --------     --------
     Gross profit (loss)                                   (50,671)      27,906
General and administrative expenses                         16,726       16,272
                                                          --------     --------
Operating income (loss)                                    (67,397)      11,634
Other income (expense)
     Interest income                                           661        1,203
     Interest expense                                       (1,958)        (417)
                                                          --------     --------
Total other income (expense), net                           (1,297)         786
                                                          --------     --------
Income before provision for income taxes                   (68,694)      12,420
Income tax (benefit) provision                             (10,000)       4,807
                                                          --------     --------
Net income (loss)                                         $(58,694)    $  7,613
                                                          ========     ========

Per share amounts:
Basic and diluted earnings per share                        $(4.50)       $0.59
                                                            ======        =====
Dividends declared per share                                $ 0.15        $0.15
                                                            ======        =====
Weighted average number of shares outstanding:
Basic                                                       13,053       12,803
                                                            ======       ======
Diluted                                                     13,053       12,919
                                                            ======       ======


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                    (In thousands, except per share amounts)

                                                       March 31,    December 31,
                                                         1999           1998
                                                       ---------    ------------
Assets
Current assets:
  Cash and cash equivalents                            $ 45,017       $ 45,492
  Accounts receivable, principally trade, net           267,836        276,235
  Costs and revenues recognized in excess of
    billings                                             58,226         49,302
  Deferred income taxes                                  31,766         20,338
  Other                                                   1,081            638
                                                       --------       --------
Total current assets                                    403,926        392,005
Assets held for sale                                      6,744          6,744
Fixed assets, net                                       219,730        219,157
Domestic prepaid pension cost                           159,325        155,703
Note receivable                                               -         15,150
Other assets                                             49,599         45,923
                                                       --------       --------
Total assets                                           $839,324       $834,682
                                                       ========       ========

Liabilities and Shareholders' Equity
Current liabilities:
  Bank loans                                           $105,975       $106,350
  Current portion of long-term debt                       2,135          2,175
  Accounts payable, principally trade                   100,493         96,134
  Billings in excess of costs and revenues
    recognized                                          243,891        176,692
  Accrued liabilities                                    80,063         80,036
  Accrued taxes                                           6,954         12,034
                                                       --------       --------
Total current liabilities                               539,511        473,421

Long-term debt                                           21,736         22,228
Deferred income taxes                                    33,253         33,030
Other liabilities                                        13,325         14,427

Shareholders' equity:
  Preferred stock, no par value; authorized
    2,000,000 shares; none issued                             -              -
  Common stock, $1 par value; authorized
    40,000,000 shares; 17,731,488 shares issued
    including shares held in treasury                    17,731         17,731
  Capital in excess of par value of common stock         54,676         54,625
  Retained earnings                                     306,726        367,358
  Accumulated other comprehensive income                 (9,445)        (9,707)
  Less:  Common stock held in treasury, at cost
           (4,669,944 and 4,692,933 shares)             121,432        122,030
         Employee stock ownership and restricted
           stock plans                                   16,757         16,401
                                                       --------       --------
Total shareholders' equity                              231,499        291,576
                                                       --------       --------
Total liabilities and shareholders' equity             $839,324       $834,682
                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                           1999          1998
                                                           ----          ----
Cash Flows from Operating Activities:
  Net income (loss)                                      $(58,694)     $  7,613
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
     Depreciation and amortization                          6,066         3,732
     Amortization of net cost of stock plans                  562           318
     Gain from asset divestiture                                -        (3,066)
     Deferred income taxes                                (11,205)          994
     Domestic prepaid pension cost                         (3,622)       (5,169)
     Changes in operating assets and liabilities           60,773       (72,021)
                                                         --------      --------
  Net cash provided by (used for) operating activities     (6,120)      (67,599)

Cash Flows from Investing Activities:
  Purchases of fixed assets                                (6,639)       (8,169)
  Proceeds on note receivable                              15,150             -
  Proceeds from maturities of U.S. Government
    securities                                                  -        31,909
  Proceeds from asset divestiture                               -        13,546
                                                         --------      --------
  Net cash provided by investing activities                 8,511        37,286

Cash Flows from Financing Activities:
  Repayments of long-term debt                               (532)         (340)
  Repayment of bank loans                                    (375)            -
  Purchases of common stock for treasury                        -        (1,510)
  Dividends paid                                           (1,959)       (1,923)
                                                         --------      --------
  Net cash used for financing activities                   (2,866)       (3,773)
                                                         --------      --------
Net decrease in cash and cash equivalents                    (475)      (34,086)
Cash and cash equivalents at beginning of period           45,492        75,030
                                                         --------      --------
Cash and cash equivalents at end of period               $ 45,017      $ 40,944
                                                         ========      ========


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated And Subsidiaries
        Notes To Condensed Consolidated Financial Statements (Unaudited)


(A) The accompanying unaudited condensed consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Fixed assets, net is stated at cost less accumulated depreciation of $148.2 million at March 31, 1999 and $190.9 million at December 31, 1998.

(C) Revenue and operating income by business segment were the following for the three-month periods ended March 31, 1999 and 1998 (in thousands):

                                                              Three Months
                                                             Ended March 31,
                                                            1999         1998
     Revenue:                                               ----         ----
       Engineering, Construction and Consulting           $254,656     $287,097
         services
       Cold Storage                                         11,442        6,860
                                                          --------     --------
          Total revenue                                   $266,098     $293,957
                                                          ========     ========
    Operating income:
      Engineering, Construction and Consulting
        services    `                                     $(69,353)    $  9,349
      Cold Storage                                           1,956        2,285
                                                          --------     --------
          Total operating income (loss)                   $(67,397)    $ 11,634
                                                          ========     ========

(D) Basic earnings per share for the three-month periods ended March 31, 1999 and 1998 were computed based on the weighted average number of common shares outstanding during the period of 13,052,578 and 12,803,035, respectively. Diluted earnings per share for the three-month periods ended March 31, 1999 and 1998 were computed based on the weighted average common and dilutive potential shares outstanding during the period of 13,052,578 and 12,919,235, respectively. The difference between the basic and the dilutive shares outstanding represents the potential dilution from the exercise of stock options during the period assuming the application of the treasury stock method. Since the Company incurred a loss for the three months ended March 31, 1999 and the common share equivalents would be antidilutive they are not included in the calculation of earnings per share as prescribed by FAS 128.

(E) The Company had a valuation allowance of $27.0 million at March 31, 1999 and $9.1 million at December 31, 1998 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at March 31, 1999 comprises $15.0 million relating to federal net operating loss carryforwards, $8.9 million relating to state net operating loss carryforwards and $3.1 million relating to the loss carryforwards of international subsidiaries.

(F) Pension related items, which reduced operating costs, were $3.3 million for the quarter ended March 31, 1999 compared to $5.1 million for the prior year. These items increased net income by $2.0 million, or $0.15 per share for the first quarter of 1999, compared with $3.1 million, or $0.24 per share for the same period in 1998. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

(G) Under the 1995 Stock Option Plan, as of March 31, 1999, options for 581,375 shares were outstanding, no options were exercised, 19,375 options were canceled, and nonqualified options for 342,875 shares were exercisable.

     Under the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan (the "1998 Plan") for the three-month period ended March 31, 1999, nonqualified and incentive stock options for 234,000 shares of common stock were granted to employees at a weighted average per share option price of $31.81. The options granted will become exercisable at various times ranging from February 1999 to January 2003. As of March 31, 1999, options for 456,500 shares were outstanding, no options were exercised, 17,500 options were canceled and 133,334 options were exercisable. For the three-month period ended March 31, 1999, 21,792 shares of restricted stock were awarded under the 1998 Plan at a per share price of $28.88, with vesting of one-third of the shares occurring on the effective date and one-third of the shares vesting on each of the first and second anniversaries of the effective date of the grant. No shares have been forfeited for the quarter ended March 31, 1999.

(H) The Company has three separate domestic line of credit agreements totaling $105.0 million. As of March 31, 1999, these facilities were fully utilized. In addition, the Company has a line of credit in the amount of $30.0 million, against which no amount has been borrowed, and as to which the Company must satisfy certain conditions, which it is presently unable to meet, before it can borrow. The Company also has a domestic line of credit through a subsidiary in the amount of $2.0 million. Borrowings under this line of credit amounted to $1.0 million as of March 31, 1999. As a result of losses experienced in the fourth quarter of 1998 and the first quarter of 1999, the Company currently is not in compliance with certain of its credit facility covenants, and is in negotiations to restructure its credit facilities.

(I) Comprehensive (loss) income was $(58.4) million and $9.5 million for the quarters ended March 31, 1999 and 1998, respectively. Other comprehensive income comprises translation adjustments of $0.3 million and $1.9 million for the quarters ended March 31, 1999 and 1998, respectively.

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

(K) During the first quarter of 1998, the Company purchased the assets of Belmont Constructors Company, Inc. ("BCI"). BCI is principally engaged in providing construction and construction management services to a diverse group of clients in the hydrocarbons, water, industrial and power markets. The Company recorded this transaction using the purchase method of accounting for business combinations. The results of BCI are included in the Company's condensed consolidated financial statements for the three months ended March 31, 1999 and 1998.

(L) During the second quarter of 1998, the Company acquired ownership of S.C. Wood, LLC (SC Wood) in settlement of claims against a client who failed to fulfill certain contractual obligations. The assets of SC Wood consist primarily of a petroleum products pumping station. The Company paid a nominal amount as the purchase price. The assets of SC Wood are carried at $6.7 million representing the net book value of services and other advances in connection with the project. The Company plans to sell the operations of SC Wood and therefore the net assets of SC Wood are classified as an asset held for sale in the Company's Consolidated Balance Sheet at March 31, 1999.

(M) During 1998, Nordic Holdings, Inc. merged with Commercial Cold Storage, Inc. (each a subsidiary of Stone & Webster, Incorporated), which acquired the shares of seven companies which comprise The Nordic Group, a multi-location, privately-owned cold storage company. The purchase price of approximately $75.0 million in cash plus $3.5 million in working capital and approximately $1.5 million in other adjustments, subject to certain post-closing adjustments, was financed through lines of credit. The Nordic Group is operated as part of the Company's Cold Storage segment.

(N) During 1998, the Company completed the acquisition of Power Technologies, Inc. ("PTI"). PTI provides engineering consulting services, develops computer software for use by utility companies, develops and conducts educational courses and develops customized computer hardware. At the closing, the purchase price was paid in common stock of the Company having a value of $9.0 million. Along with certain other contingent cash considerations related to a specific project, the PTI shareholders may receive additional shares of the Company's stock having a value of up to $8.0 million based on meeting certain performance requirements over the next five years. In the event of a contingent payout, the number of shares of common stock issued will be based on the stock price used in connection with the initial closing and will be recorded as an adjustment to goodwill.

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

     The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $426.0 million. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project, and during the first quarter of 1999, has signed a conditional memorandum of understanding to sell the plant. Had the project been cancelled as of March 31, 1999, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $72.3 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

     The Company is currently engaged in two international projects that have incurred losses in the current quarter. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed each contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than losses incurred to date. Negotiations with the owners are continuing and the Company expects to reach agreement on the change orders in 1999. In the quarter ended March 31, 1999, the Company recognized operating losses of $74.2 million on these projects.

(Q) In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the new standard by January 1, 2000. Management is evaluating the impact this Statement may have on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Stone & Webster, Incorporated and Subsidiaries (the "Company") for the periods noted. This discussion and analysis should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Unless noted otherwise, earnings per share calculations disclosed are basic and diluted.

Results of Operations
---------------------

For the quarter ended March 31, 1999, the Company reported revenue of $266.1 million, a decrease of 9.5 percent from the $294.0 million reported in the first quarter of 1998. Operating loss for the quarter was $67.4 million compared with operating income of $11.6 million for the first quarter of 1998. Net loss for the quarter ended March 31, 1999 was $58.7 million or $4.50 per share, compared with net income of $7.6 million or $0.59 per share for the same period in 1998. New orders were $148.8 million for the quarter ended March 31, 1999 compared with $226.5 million for the first quarter of 1998 and backlog remained constant at $2.5 billion compared to March 31, 1998 and was down from $2.6 billion at December 31, 1998.

Components of earnings per share for the three months ended March 31 were:

                                                              Three Months
                                                             Ended March 31,
                                                            1999         1998
                                                            ----         ----
     Basic and diluted earnings per share from:
          Operations                                       $(4.65)      $0.20
          Pension related items                              0.15        0.24
                                                           ------       -----
          Ongoing operations                                (4.50)       0.44
          Asset divestiture                                     -        0.15
                                                           ------       -----
          Basic and diluted earnings per share             $(4.50)      $0.59
                                                           ======       =====

Pension related items reduced operating costs by $3.3 million and $5.1 million for the three months ended March 31, 1999 and 1998, respectively. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

During 1998, the Company completed the divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). The Company also completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space.

Engineering, Construction and Consulting
----------------------------------------

The Company's Engineering, Construction and Consulting segment reported revenue of $254.7 million in the first quarter of 1999, a decrease of 11.3 percent from the $287.1 million reported for the same period last year. The decrease in revenue is primarily attributable to lower revenues in the Power division. The Company's Process division continues to feel the negative effects of the economic slowdown in parts of Asia, which in 1998 and 1999 caused projects to either be canceled or delayed. In addition low oil prices have adversely affected the demand in the petrochemical industry. Operating loss was $69.4 million for the first quarter of 1999 compared to operating income of $9.3 million in the first quarter of 1998. The decrease in operating income was due primarily to provisions in the amount of $74.2 million on two international projects for unanticipated cost increases. Absent the anticipated resolution of these contract costs with the clients, no offsetting revenue for these items could be recorded in the quarter. New orders for the Engineering, Construction and Consulting segment for the first quarter were $148.8 million compared with $226.5 million in 1998. Backlog for the quarter remained constant at $2.5 billion compared to one year ago and was down from $2.6 billion at December 31, 1998.

The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $426.0 million. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project, and during the first quarter of 1999, has signed a conditional memorandum of understanding to sell the plant. Had the project been cancelled as of March 31, 1999, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $72.3 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

The Company is currently engaged in two international projects that have incurred losses in the current quarter. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed each contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than losses incurred to date. Negotiations with the owners are continuing and the Company expects to reach agreement on the change orders in 1999. In the quarter ended March 31, 1999, the Company recognized operating losses of $74.2 million on these projects.

Orders and backlog for the three months ended March 31, 1999 and 1998 were (in thousands):

                                                            Three Months
                                                           Ended March 31,
                                                        1999            1998
                                                        ----            ----
     Beginning backlog                               $2,636,166      $2,519,302
     Orders                                             148,833         226,479
     Backlog acquired (BCI)                                   -          59,944
     Revenue                                           (254,656)       (287,097)
                                                     ----------      ----------
     Ending backlog                                  $2,530,343      $2,518,628
                                                     ==========      ==========

Orders represent the net amount of new orders, cancellations and scope changes.

Cold Storage
------------

The Company's Cold Storage segment reported operating income of $2.0 million and revenue of $11.4 million for the quarter, compared to $2.3 million and $6.9 million for the quarter ended March 31, 1998. The improvement in the Cold Storage segment revenue is the result of the acquisition of The Nordic Group in the fourth quarter of 1998. The decrease in operating income is a result of lower revenue together with higher related operating costs associated with the Company's pre-acquisition facilities.

General and Administrative Expenses, Other Income (Expenses) and Income Taxes
-----------------------------------------------------------------------------

General and administrative expenses for the quarter were $16.7 million compared to $16.3 million in 1998. Net interest expense for the quarter was $1.3 million compared to net interest income of $0.8 million in 1998. During the three months ended March 31, 1999, the maximum annual tax benefit was recognized by reducing the net deferred tax liability. In 1998, the tax provision was based upon the expected annual earnings among domestic and international subsidiaries, prior to loss provisions recorded at year end.

Financial Condition
-------------------

Cash and cash equivalents decreased by $0.5 million during the first three months of 1999. Net cash provided by operating activities of $(6.1) million reflects a decrease in operating working capital (which consists of accounts receivable and cost and revenues in excess of billings less accounts payable and billings in excess of costs and revenues recognized). This decrease in operating working capital was primarily due to the provisions taken on two international projects and depreciation and amortization expense for the period. The operating loss offset the decreases in the working capital amounts. Net cash provided by investing activities of $8.5 million reflects purchases of fixed assets used in the Company's operations and the proceeds on a note receivable. Net cash used for financing activities of $2.9 million reflects the payment of dividends and the repayment of bank loans and long-term debt. Total debt was $129.8 million at March 31,1999, compared to $130.8 million at December 31, 1998.

Management believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. Management believes that it has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. The Company has bank lines of credit totaling $123.4 million (which represents both domestic and foreign subsidiary banking facilities). As a result of losses experienced in the fourth quarter of 1998 and the first quarter of 1999, the Company currently is not in compliance with certain of its credit facility covenants and is in negotiations to restructure its credit facilities. In addition, the Company had $106.0 million outstanding under its banking facilities at the end of the quarter.

Year 2000 Compliance
--------------------

The Company is in the process of upgrading its computer applications in part to ensure their functionality with respect to the Year 2000.

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

The Company is taking protective measures regarding the purchases from third party suppliers of software, hardware and computer information systems. The Company is obtaining assurances that the information systems and related products supplied will be Year 2000 compliant. As of March 31, 1999, the Company has identified and contacted a substantial number of its significant suppliers in regards to Year 2000 compliance. No definitive conclusions can be made regarding whether the software or systems of third party suppliers will have a materially adverse effect on the Company's business, results of operations or financial condition. However, at this time, management does not believe that the Company will experience significant exposure related to the software or systems of third party suppliers.

The Company has initiated a process of reviewing existing contractual obligations with its clients to determine whether any Year 2000 compliance exposure exists to its clients or third parties. As of March 31, 1999, no such exposure had been determined. The Company currently believes that systems and equipment purchased by it for delivery to third parties will be made Year 2000 compliant during 1999.

A formal contingency plan will not be formulated unless the Company identifies specific areas where there is substantial risk of Year 2000 problems occurring, and no such areas have been identified as of this date. The Company has not yet developed an estimate of material lost revenue due to Year 2000 issues in a most likely worst case Year 2000 scenario because it has not yet completed all of the necessary reviews. To date, the cost of the reviews and analysis have totaled less than $0.3 million. The Year 2000 review is intended to correct the remaining internal systems that are not Year 2000 compliant and to identify any client or other external situations in which the Company or its vendors have provided systems that are not Year 2000 compliant. The cost of correcting external Year 2000 compliance situations, if any, cannot be determined until such cases, if any exist, are identified and evaluated. The cost to correct internal systems and review external systems is estimated to be $0.5 million.

Readers are cautioned that forward-looking statements contained in the Year 2000 Issue disclosure should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Information."

Other Accounting Matters
------------------------

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


Forward-Looking Information
---------------------------

Any of the statements or comments in this Form 10-Q that refer to the Company's estimated or future results are forward-looking and reflect the Company's current analysis of existing trends and information. The Company cautions that a variety of factors including, but not limited to, the following could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other international economies, changes in investment by the energy, power and environmental industries, the uncertain timing of awards and contracts, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights, and increasing competition by foreign and domestic companies and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

          As of March 31, 1999, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $21.7 million, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized lease commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

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

                             STONE & WEBSTER, INCORPORATED




                             By:  /S/  THOMAS L. LANGFORD
                                  ----------------------------------------------
Dated:  May 13, 1999              Thomas L. Langford
                                  Executive Vice President and Chief Financial
                                   Officer
                                  (Duly authorized officer and Principal
                                   Financial Officer)