Form 10-Q
period 1999-06-30
STONE & WEBSTER INC
filed 1999-08-12
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock:  13,064,499 shares as of July 31, 1999.

                 Stone & Webster, Incorporated and Subsidiaries


                                    Form 10-Q


                                      Index
                                      -----
                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Operations (Unaudited):
                   Three and Six Months Ended June 30, 1999 and
                    June 30, 1998.........................................  3

                 Consolidated Balance Sheets (Unaudited):
                    June 30, 1999 and December 31, 1998...................  4

                 Condensed Consolidated Statements of Cash Flows
                  (Unaudited):
                   Six Months Ended June 30, 1999 and June 30, 1998.......  5

                 Notes to Condensed Consolidated Financial Statements
                   (Unaudited)............................................ 6-9

         Item 2. Management's Discussion and Analysis of Results of
                  Operations and Financial Condition......................10-15


PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders...... 16
         Item 6. Exhibits and Reports on Form 8-K......................... 17


SIGNATURES................................................................ 18

PART I.  Financial Information
Item 1.  Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                        1999       1998       1999       1998
                                        ----       ----       ----       ----
Revenue                               $310,310   $317,004   $576,408   $610,961
Cost of revenue                        285,648    300,385    602,417    566,436
                                      --------   --------   --------   --------
  Gross profit (loss)                   24,662     16,619    (26,009)    44,525
General and administrative expenses     16,913     15,414     33,639     31,686
                                      --------   --------   --------   --------
Operating income (loss)                  7,749      1,205    (59,648)    12,839
Other income (expense):
  Interest income                          422        297      1,083      1,500
  Interest expense                      (1,957)      (591)    (3,915)    (1,008)
                                      --------   --------   --------   --------
Total other income (expense), net       (1,535)      (294)    (2,832)       492

Income (loss) before provision for
 income taxes                            6,214        911    (62,480)    13,331
Income tax (benefit) provision               -        260    (10,000)     5,067
                                      --------   --------   --------   --------
Net income (loss)                     $  6,214   $    651   $(52,480)  $  8,264
                                      ========   ========   ========   ========

Per share amounts:
Basic and diluted earnings per share     $0.48      $0.05     $(4.02)     $0.64
                                         =====      =====     ======      =====
Dividends declared per share             $0.15      $0.15     $ 0.30      $0.30
                                         =====      =====     ======      =====

Weighted-average number of shares
 outstanding:
  Basic                                 13,063     12,792     13,058     12,797
                                        ======     ======     ======     ======
  Diluted                               13,122     12,922     13,058     12,927
                                        ======     ======     ======     ======


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                      June 30,      December 31,
                                                        1999            1998
                                                      --------      ------------
Assets
Current assets:
 Cash and cash equivalents                            $ 29,157      $ 45,492
 Accounts receivable, principally trade, net           281,116       276,235
 Costs and revenues recognized in excess of
  billings                                              61,669        49,302
 Deferred income taxes                                  39,001        20,338
 Other                                                   1,559           638
                                                      --------      --------
Total current assets                                   412,502       392,005
Assets held for sale                                     6,744         6,744
Fixed assets, net                                      220,175       219,157
Domestic prepaid pension cost                          162,947       155,703
Note receivable                                              -        15,150
Other assets                                            49,524        45,923
                                                      --------      --------
Total assets                                          $851,892      $834,682
                                                      ========      ========

Liabilities and Shareholders' Equity
Current liabilities:
 Bank loans                                           $106,475      $106,350
 Current portion of long-term debt                       2,065         2,175
 Accounts payable, principally trade                   103,855        96,134
 Billings in excess of costs and revenues
  recognized                                           241,300       176,692
 Accrued liabilities                                    80,639        80,036
 Accrued taxes                                           7,377        12,034
                                                      --------      --------
Total current liabilities                              541,711       473,421

Long-term debt                                          21,241        22,228
Deferred income taxes                                   39,085        33,030
Other liabilities                                       13,951        14,427
Shareholders' equity:
 Preferred stock, no par value; authorized
  2,000,000 shares; none issued                              -             -
 Common stock, $1 par value; authorized 40,000,000
  shares; 17,731,488 shares issued including shares
  held in treasury                                      17,731        17,731
 Capital in excess of par value of common stock         54,671        54,625
 Retained earnings                                     311,002       367,358
 Accumulated other comprehensive income                 (9,296)       (9,707)
 Less: Common stock held in treasury, at cost
        (4,667,689 and 4,692,933 shares)               121,373       122,030
       Employee stock ownership and restricted
        stock plans                                     16,831        16,401
                                                      --------      --------
Total shareholders' equity                             235,904       291,576
                                                      --------      --------
Total liabilities and shareholders' equity            $851,892      $834,682
                                                      ========      ========

     See accompanying notes to condensed consolidated financial statements

                 Stone & Webster, Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                            Six Months
                                                          Ended June 30,
                                                        1999          1998
                                                        ----          ----
Cash Flows from Operating Activities:
 Net income (loss)                                    $(52,480)     $  8,264
 Adjustments to reconcile net income (loss) to
  net cash used for operating activities:
   Depreciation and amortization                        11,387         7,675
   Amortization of net cost of stock plans                 918           732
   Gain from asset divestiture                               -        (3,066)
   Deferred income taxes                               (12,608)        2,766
   Domestic prepaid pension cost                        (7,244)      (10,338)
   Changes in operating assets and liabilities          45,838      (103,345)
                                                      --------      --------
 Net cash used for operating activities                (14,189)      (97,312)
                                                      --------      --------

Cash Flows from Investing Activities:
 Purchases of fixed assets                             (12,405)      (13,721)
 Proceeds from note receivable                          15,150             -
 Proceeds from maturities of U.S. Government
  securities                                                 -        31,909
 Proceeds from asset divestiture                             -        13,546
                                                      --------      --------
 Net cash provided by investing activities:              2,745        31,734
                                                      --------      --------

Cash Flows from Financing Activities:
 Repayments of long-term debt                           (1,097)         (781)
 Increase in bank loans                                    125        20,000
 Purchases of common stock for treasury                      -        (1,514)
 Dividends paid                                         (3,919)       (3,842)
                                                      --------      --------
 Net cash (used for) provided by financing
  activities                                            (4,891)       13,863)
                                                      --------      --------
Net decrease in cash and cash equivalents              (16,335)      (51,715)
Cash and cash equivalents at beginning of period        45,492        75,030
                                                      --------      --------
Cash and cash equivalents at end of period            $ 29,157      $ 23,315
                                                      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated And Subsidiaries
        Notes To Condensed Consolidated Financial Statements (Unaudited)


(A) The accompanying unaudited condensed consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Fixed assets, net are stated at cost less accumulated depreciation of $152.9 million at June 30, 1999 and $190.9 million at December 31, 1998.

(C) Revenue and operating income by business segment were as follows for the quarter and six months ended June 30, 1999 and 1998 (in thousands):

                                         Three Months           Six Months
                                        Ended June 30,        Ended June 30,
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
     Revenue:
      Engineering, construction
       and consulting services       $298,395   $309,387   $553,051   $596,484
      Cold Storage                     11,915      7,617     23,357     14,477
                                     --------   --------   --------   --------
        Total revenue                $310,310   $317,004   $576,408   $610,961
                                     ========   ========   ========   ========
     Operating income:
      Engineering, construction
       and consulting services       $  5,309   $ (1,090)  $(64,045)  $  8,259
      Cold Storage                      2,440      2,295      4,397      4,580
                                     --------   --------   --------   --------
        Total operating income
         (loss)                      $  7,749   $  1,205   $(59,648)  $ 12,839
                                     ========   ========   ========   ========

(D) Basic earnings per share for the six-month periods ended June 30, 1999 and 1998 were computed based on the weighted-average number of common shares outstanding during the period of 13,057,529 and 12,797,455 respectively. Diluted earnings per share for the six-month periods ended June 30, 1999 and 1998 were computed based on the weighted-average common and dilutive potential shares outstanding during the period of 13,106,518 and 12,926,628, respectively. The difference between the basic and the dilutive shares outstanding represents the potential dilution from the exercise of stock options during the period assuming the application of the treasury stock method. Since the Company incurred a loss for the six months ended June 30, 1999 and the dilutive potential shares would be antidilutive they are not included in the calculation of earnings per share as prescribed by FAS 128.

(E) The Company had a valuation allowance of $43.0 million at June 30, 1999 and $9.1 million at December 31, 1998 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at June 30, 1999 comprises $20.0 million relating to federal net operating loss carryforwards, $9.3 million relating to state net operating loss carryforwards and $13.7 million relating to the loss carryforwards of international subsidiaries. During the first quarter of 1999, the annual tax benefit was recognized to the extent of the net deferred tax liability. In addition, a valuation allowance was established against operating loss carryforwards in excess of the net deferred tax liability position. During the second quarter of 1999, a portion of the valuation allowance was released and no provision for taxes was required.

(F) Pension related items, which reduced operating costs, were $3.5 million and $6.8 million for the quarter and six months ended June 30, 1999 compared to $5.1 million and $10.2 million for the same periods in the prior year. These items increased net income by $3.5 million, or $0.27 per share and $4.1 million or $0.31 per share for the quarter and six months ended June 30, 1999, compared with $3.1 million, or $0.24 per share and $6.2 million or $0.48 per share for the same periods in 1998. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

(G) Under the 1995 Stock Option Plan, as of June 30, 1999, options for 557,375 shares were outstanding, no options were exercised, 43,375 options were canceled, 14,500 options were accelerated and nonqualified options for 426,875 shares were exercisable.

     Under the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan (the "1998 Plan") for the six-month period ended June 30, 1999, nonqualified and incentive stock options for 450,500 shares of common stock were granted to employees and nonemployee directors at a weighted-average per share option price of $28.48. The options granted will become exercisable at various times ranging from February 1999 to May 2003. As of June 30, 1999, options for 668,500 shares were outstanding, no options were exercised, 22,000 options were canceled, 16,500 options were accelerated and 213,959 options were exercisable. For the six-month period ended June 30, 1999, 22,792 shares of restricted stock were awarded under the 1998 Plan at a per share weighted-average price of $28.77, with vesting of one-third of the shares occurring on the effective date and one-third of the shares vesting on each of the first and second anniversaries of the effective date of the grant. No shares have been forfeited for the quarter ended June 30, 1999.

     The Employee Retirement Plan of Stone & Webster, Incorporated and Participating Subsidiaries (the "Retirement Plan") and the Trust Agreement under the Retirement Plan have been amended, effective July 1, 1999, to permit the investment of a portion of the assets of the Retirement Plan in common stock or other qualifying securities issued by the Company, provided that the aggregate maximum number of such securities acquired shall be less than five percent (5%) of such common stock or other securities, as the case may be, then outstanding, and provided that such investment be in compliance with the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws. The Board of Directors has directed that such investment be made in an orderly manner from time to time in accordance with investment guidelines and objectives established by the Board.

(H) The Company had three separate domestic line of credit agreements available totaling $105.0 million. As of June 30, 1999, these facilities were fully utilized. The Company also had a domestic line of credit through a subsidiary in the amount of $2.0 million. Borrowings under this line of credit amounted to $1.5 million as of June 30, 1999.

     Subsequent to the close of the second quarter, the Company finalized negotiations on a $230.0 million collateralized line of credit with a group of banks, which will provide operating funds and letters of credit. Upon closing the new facility, the Company repaid the bank loans and certain long-term debt that was outstanding as of the end of the second quarter.

(I) Comprehensive income (loss) was $6.4 million and ($4.9) million for the quarters ended June 30, 1999 and 1998, respectively. Other comprehensive income (loss) consists of translation adjustments of $0.1 million and ($5.6) million for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998 comprehensive income (loss) was ($52.1) million and $4.6 million, respectively. Other comprehensive income (loss) consists of translation adjustments of $0.4 million and ($3.6) million for the six months ended June 30, 1999 and 1998, respectively.

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

(K) Certain financial statement items have been reclassified to conform to the current year's presentation.

(L) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payments of amounts, if any, that would have a material adverse effect on the Company's financial position, results of operations or earnings per share calculations.

     The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $410.0 million. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project, and during the first quarter of 1999, signed a conditional memorandum of understanding to sell the plant. Had the project been cancelled as of June 30, 1999, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $75.0 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

     The Company is currently engaged in two international projects that incurred losses in the first quarter. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed each contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than losses incurred to date. In the quarter ended March 31, 1999, the Company recognized operating losses of $74.2 million on these projects.

     A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover in excess of $112.0 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The Company believes that the joint venture will recover at least an amount sufficient to liquidate the subcontractor claims, and has not recognized any contract revenue associated with these claims. In addition, the joint venture has been notified of claims in excess of $53.0 million, which have been submitted by a subcontractor who has filed for arbitration of these claims. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture. In 1997, the Company recognized losses of $25.8 million related to this contract.

     The Company recognized approximately $35.0 million in revenue in 1998 for change orders that have not yet received client approval, which in management's judgment, is a conservative estimate of the probable amount to be realized.

(M) In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB agreed to defer the effective date of the Statement for one year. The Statement is now effective for fiscal years beginning after June 15, 2000. The Company will adopt the new standard by January 1, 2001. Management is evaluating the impact this Statement may have on the Company's financial statements.

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

Results of Operations
---------------------

For the quarter ended June 30, 1999, the Company reported revenue of $310.3 million, a decrease of 2.1 percent from the $317.0 million reported in the second quarter of 1998. Operating income for the quarter was $7.7 million compared with $1.2 million for the second quarter of 1998. Net income for the quarter ended June 30, 1999 was $6.2 million or $0.48 per share, compared with net income of $0.7 million or $0.05 per share for the same period in 1998. New orders were $351.3 million for the quarter ended June 30, 1999 compared with $147.9 million for the second quarter of 1998.

Revenue for the six months ended June 30, 1999 was $576.4 million compared with $611.0 million reported for the same period in 1998, a decrease of 5.6 percent. Operating loss for the first six months of 1999 was $59.6 million compared with operating income of $12.8 million for the same period in 1998. Net loss for the six months ended June 30, 1999 was $52.5 million or $4.02 per share, compared with net income of $8.3 million, or $0.64 per share for the same period in 1998. New orders were $500.1 million for the six months ended June 30, 1999 compared with $374.4 million for the six months ended June 30, 1998 and backlog remained consistent at $2.6 billion compared to December 31, 1998 and was up from $2.4 billion at June 30, 1998.

Components of earnings per share for three months and six months ended June 30 were:

                                         Three Months           Six Months
                                        Ended June 30,        Ended June 30,
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Basic and diluted earnings per
 share from:
   Operations                          $0.21     $(0.19)    $(4.33)    $0.01
   Pension related items                0.27       0.24       0.31      0.48
                                       -----     ------     ------     -----
   Ongoing operations                   0.48       0.05      (4.02)     0.49
   Asset divestiture                       -          -          -      0.15
                                       -----     ------     ------     -----
   Basic and diluted earnings per
    share                              $0.48     $ 0.05     $(4.02)    $0.64
                                       =====     ======     ======     =====

Pension related items reduced operating costs by $3.5 million and $6.8 million for the quarter and six months ended June 30, 1999, respectively, and $5.1 million and $10.2 million for the same periods in the prior year. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

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

Engineering, Construction and Consulting
----------------------------------------

The Company's Engineering, Construction and Consulting segment reported revenue of $298.4 million in the second quarter of 1999, a decrease of 3.6 percent from the $309.4 million reported for the same period last year. The decrease in revenue is primarily due to lower revenues in the Power and Industrial divisions. In addition, the Company's Process division continues to feel the effects of the economic slowdown in parts of Asia, which in 1998 and 1999 caused projects to be either canceled or delayed. Operating income was $5.3 million for the second quarter of 1999 compared to a loss of $1.0 million in the second quarter of 1998. This increase is primarily due to improved operating margins and continued reduction of costs and operating expenses. The increase in operating income was partially offset by $2.3 million related to severance costs incurred in the current quarter.

For the first six months of 1999, the Engineering, Construction and Consulting segment had revenue of $553.1 million, a decrease of 7.3 percent compared to revenue of $596.5 million for the same period in 1998. Operating loss for the first six months of 1999 was $64.0 million compared with operating income of $8.3 million for the same period in 1998. The decrease in operating income is primarily due to provisions in the amount of $74.2 million on two international projects for unanticipated cost increases.

The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $410.0 million. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project, and during the first quarter of 1999, signed a conditional memorandum of understanding to sell the plant. Had the project been cancelled as of June 30, 1999, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $75.0 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

The Company is currently engaged in two international projects that incurred losses in the first quarter of 1999. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts will significantly exceed the contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than the losses incurred to date. In the quarter ended March 31, 1999, the Company recognized operating losses of $74.2 million on these projects.

A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover in excess of $112.0 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The Company believes that the joint venture will recover at least an amount sufficient to liquidate the subcontractor claims, and has not recognized any contract revenue associated with these claims. In addition, the joint venture has been notified of claims in excess of $53.0 million, which have been submitted by a subcontractor who has filed for arbitration of these claims. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture. In 1997, the Company recognized losses of $25.8 million related to this contract.

The Company recognized approximately $35.0 million in revenue in 1998 for change orders that have not yet received client approval, which in management's judgment, is a conservative estimate of the probable amount to be realized.

New orders for the Engineering, Construction and Consulting segment for the quarter and six months ended June 30, 1999 were $351.3 million and $500.1 million, respectively, compared with $147.9 million and $374.4 million for the same periods in 1998.

Orders and backlog for the six months ended June 30, 1999 and 1998 were (in thousands):

                                    Three Months              Six Months
                                   Ended June 30,            Ended June 30,
                                 1999         1998         1999         1998
                                 ----         ----         ----         ----
Beginning backlog             $2,530,343   $2,518,628   $2,636,166   $2,519,302
Orders                           351,272      147,881      500,105      374,360
Backlog acquired (BCI)                 -            -            -       59,944
Revenue                         (298,395)    (309,387)    (553,051)    (596,484)
                              ----------   ----------   ----------   ----------
Ending backlog                $2,583,220   $2,357,122   $2,583,220   $2,357,122
                              ==========   ==========   ==========   ==========

Orders represent the net amount of new orders, cancellations and scope changes.

Cold Storage And Related Activities
-----------------------------------

The Company's Cold Storage segment reported operating income of $2.4 million and $4.4 million for the quarter and six months ended June 30, 1999, respectively, compared with operating income of $2.3 million and $4.6 million for the same periods in 1998. Revenue was $11.9 million and $23.4 million for the quarter and six months ended June 30, 1999, respectively, compared with revenue of $7.6 million and $14.5 million for the same periods in 1998. The improvement in the Cold Storage segment revenue is the result of the acquisition of The Nordic Group in the fourth quarter of 1998. The decrease in operating income is a result of higher nonrecurring costs associated with restructuring the Company's pre-acquisition facilities.

General and Administrative Expenses, Other Income (Expenses) and Income Taxes
-----------------------------------------------------------------------------

General and administrative expenses for the quarter and six months ended June 30, 1999 were $16.9 million and $33.6 million, respectively, compared with $15.4 million and $31.7 million for the same period periods in 1998. The increase in general and administrative expenses is due to $2.5 million in severance costs, which were partially offset by cost savings realized from the restructuring of the Company's Engineering and Construction activities. Net interest expense for the quarter ended June 30, 1999 was $1.5 million compared to $0.3 million for the same period in 1998. Net interest expense for the first six months was $2.8 million, compared with net interest income of $0.5 million for the same period in 1998. During the first quarter of 1999, the annual tax benefit was recognized to the extent of the net deferred tax liability. In addition, a valuation allowance was established against net operating loss carryforwards in excess of the net deferred tax liability position. During the second quarter of 1999, a portion of the valuation allowance was released and no provision for taxes was required. In 1998, the tax provision was based upon the expected annual earnings among domestic and international subsidiaries, prior to loss provisions recorded at year end.

Financial Condition
-------------------

Cash and cash equivalents decreased by $16.3 million during the first six months of 1999. Net cash used for operating activities of $14.1 million reflects a decrease in operating working capital (which consists of accounts receivable and costs and revenue in excess of billings less accounts payable and billings in excess of costs and revenue recognized) and depreciation and amortization expense for the six months ended June 30, 1999. The decrease in operating working capital was primarily due to provisions taken on two international projects in the first quarter. The decrease in operating working capital was offset by the operating loss and deferred income taxes. Net cash provided by investing activities of $2.7 million reflects purchases of fixed assets used in the Company's operations and the proceeds on a note receivable. Net cash used for financing activities of $5.0 million reflects the payment of dividends and the repayment of long-term debt. Total debt was $129.8 million at June 30,1999, compared to $130.8 million at December 31, 1998.

Management believes that the types of businesses in which it is engaged require that it maintain a strong financial condition. Management believes that it has on hand and has access to sufficient sources of funds to meet its anticipated operating, dividend and capital expenditure needs. At June 30, 1999, the Company had bank lines of credit available totaling $120.8 million (which represented both domestic and foreign subsidiary banking facilities). In addition, the Company had $106.5 million outstanding under its banking facilities at the end of the quarter. Subsequent to the close of the second quarter, the Company finalized negotiations on a $230.0 million collateralized line of credit with a group of banks, which will provide operating funds and letters of credit. Upon closing the new facility, the Company repaid the bank loans and certain long-term debt that were outstanding as of the end of the second quarter.

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

The Company is giving consideration to compliance by third party suppliers. Failure by third party suppliers to become Year 2000 compliant could result in the Company's inability to obtain products as scheduled, which could potentially lead to delays in meeting client orders. The Company will also review the Year 2000 readiness of clients that are material to the Company's business, if any. Failure by material customers to become Year 2000 compliant could result in the Company's inability to obtain or perform work on a timely basis for such customers, leading to delays in receipt of revenue.

The Company is taking protective measures regarding the purchases from third party suppliers of software, hardware and computer information systems. The Company is obtaining assurances that the information systems and related products supplied will be Year 2000 compliant. As of June 30, 1999, the Company has identified and contacted a substantial number of its significant suppliers in regards to Year 2000 compliance. No definitive conclusions can be made regarding whether the software or systems of third party suppliers will have a materially adverse effect on the Company's business, results of operations or financial condition. However, at this time, management does not believe that the Company will experience significant exposure related to the software or systems of third party suppliers.

The Company has initiated a process of reviewing existing contractual obligations with its clients to determine whether any Year 2000 compliance exposure exists to its clients or third parties. As of June 30, 1999, no such exposure had been determined. The Company currently believes that systems and equipment purchased by it for delivery to third parties will be made Year 2000 compliant during 1999.

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

Other Accounting Matters
------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB agreed to defer the effective date of the Statement for one year. The Statement is now effective for fiscal years beginning after June 15, 2000. The Company will adopt the new standard by January 1, 2001. Management is evaluating the impact this Statement may have on the Company's financial statements.


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

PART II.  Other Information
Item 4.   Submission of Matters to a Vote of Security Holders.


(a) The Annual Meeting of Shareholders of the registrant was held on May 13, 1999.

(b)  At the Annual Meeting,  John P. Merrill, Jr., Bernard W. Reznicek and Peter
     M. Wood were re-elected as Directors for terms expiring in 2002. The terms of office as Directors of Donna F. Bethell, Frank J. A. Cilluffo, Kent F. Hansen, Elvin R. Heiberg III, David N. McCammon, J. Angus McKee and H. Kerner Smith continued after the meeting.

(c) At the Annual Meeting, the Shareholders also ratified the selection of the firm of PricewaterhouseCoopers LLP, independent accountants, as auditor of the registrant and its subsidiaries for the year ended December 31, 1999.

     The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

     (1)  Election of Directors

                                                           Total Votes
                Nominee                    For               Withheld

          John P. Merrill, Jr.          10,541,433          1,054,484
          Bernard W. Reznicek            9,849,922          1,745,995
          Peter M. Wood                  9,848,361          1,747,556

                         There were no broker non-votes.

     (2)  Selection of Independent Accountants.

               Total Votes For                 10,274,540
               Total Votes Against              1,206,587
               Total Abstentions                  114,790

                         There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K


                 Stone & Webster, Incorporated and Subsidiaries
                        Exhibits and Reports on Form 8-K.


(a)  Exhibit Index

     (4)  Instruments  defining  the  rights  of  security  holders,   including
          indentures.

          As of June 30, 1999, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $21.2 million, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized lease commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

     (27) Financial Data Schedule.

(b)  Reports on Form 8-K

     Registrant filed the following report on Form 8-K during the period covered by this report.

          Date of Form 8-K        Description
          ----------------        -----------
          April 15, 1999          Submitted under Item 5, Other Events, relating
                                  to the preliminary report of first quarter results.

                 Stone & Webster, Incorporated and Subsidiaries


                                    FORM 10-Q


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STONE & WEBSTER, INCORPORATED




                            By: /S/   THOMAS L. LANGFORD
                                --------------------------------------------
Dated:  August 12, 1999         Thomas L. Langford
                                Executive Vice President
                                (Duly authorized officer and principal financial
                                  officer)