Form 10-Q
period 1999-09-30
STONE & WEBSTER INC
filed 1999-11-15
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 13,065,297 shares as of October 31, 1999.

                 Stone & Webster, Incorporated and Subsidiaries


                                    Form 10-Q


                                      Index

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

           Consolidated Statements of Operations (Unaudited):
             Three and Nine Months Ended September 30, 1999 and
              September 30, 1998........................................   3

           Consolidated Balance Sheets (Unaudited):
             September 30, 1999 and December 31, 1998...................   4

           Condensed Consolidated Statements of Cash Flows
            (Unaudited):
              Nine Months Ended September 30, 1999 and September 30,
               1998.....................................................   5

           Notes to Condensed Consolidated Financial Statements
             (Unaudited)................................................  6-10

         Item 2. Management's Discussion and Analysis of Results of
                 Operations and Financial Condition..................... 11-16


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.......................  17


SIGNATURES..............................................................  18

PART I.  Financial Information
Item 1.  Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
Revenue                            $286,071    $343,040    $839,122    $939,524
Cost of revenue                     279,054     324,557     862,510     881,096
                                   --------    --------    --------    --------
     Gross profit (loss)              7,017      18,483     (23,388)     58,428
General and administrative
  expenses                           13,664      16,182      47,303      47,868
                                   --------    --------    --------    --------
Operating income (loss)              (6,647)      2,301     (70,691)     10,560
Other income (expense):
  Interest income                       503         708       1,586       2,208
  Interest expense                   (2,714      (1,078)     (6,629)     (2,086)
                                   --------    --------    --------    --------

Total other income (expense), net    (2,211)       (370)     (5,043)        122

Income (loss) from continuing
  operations before provision
  for taxes                          (8,858)      1,931     (75,734)     10,682
Income tax (benefit) provision            -         665     (10,000)      3,779
                                   --------    --------    --------    --------
Income (loss) from continuing
  operations                         (8,858)      1,266     (65,734)      6,903
Income from discontinued
  operation, net of tax               2,004         902       6,401       3,529
                                   --------    --------    --------    --------
Net income (loss)                  $ (6,854)   $  2,168    $(59,333)   $ 10,432
                                   ========    ========    ========    ========

Per share amounts:
------------------
Basic and diluted earnings
  (loss) per share
    Continuing operations            $(0.67)      $0.10      $(5.03)      $0.54
    Discontinued operations            0.15        0.07        0.49        0.27
                                     ------       -----      ------       -----
      Total earnings (loss)
        per share                    $(0.52)      $0.17      $(4.54)      $0.81
                                     ======       =====      ======       =====
Dividends declared per share         $ 0.15       $0.15      $ 0.45       $0.45

Weighted-average number of
  shares outstanding:
    Basic                            13,064      12,912      13,060      12,835
                                     ======      ======      ======      ======
    Diluted                          13,064      12,957      13,060      12,932
                                     ======      ======      ======      ======


     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                    September 30,   December 31,
                                                        1999           1998
                                                        ----           ----
Assets
Current assets:
  Cash and cash equivalents                           $ 35,114       $ 45,492
  Accounts receivable, principally trade, net          264,310        276,235
  Costs and revenues recognized in excess of
    billings                                           100,033         49,302
  Deferred income taxes                                 21,560         20,338
  Other                                                  1,673            638
                                                      --------       --------
Total current assets                                   422,690        392,005

Assets held for sale                                     6,744          6,744
Fixed assets, net                                      217,344        219,157
Domestic prepaid pension cost                          166,847        155,703
Note receivable                                              -         15,150
Other assets                                            59,040         45,923
                                                      --------       --------
Total assets                                          $872,665       $834,682
                                                      ========       ========

Liabilities and Shareholders' Equity
Current liabilities:
  Bank loans                                          $129,671       $106,350
  Current portion of long-term debt                      2,261          2,175
  Accounts payable, principally trade                  138,921         96,134
  Billings in excess of costs and revenues
    recognized                                         233,013        176,692
  Accrued liabilities                                   79,214         80,036
  Accrued taxes                                          7,009         12,034
                                                      --------       --------
Total current liabilities                              590,089        473,421

Long-term debt                                          19,922         22,228
Deferred income taxes                                   21,560         33,030
Other liabilities                                       14,722         14,427
Shareholders' equity:
  Preferred stock, no par value; authorized
    2,000,000 shares; none issued                            -              -
  Common stock, $1 par value; authorized
    40,000,000 shares; 17,731,488 shares issued
    including shares held in treasury                   17,731         17,731
  Capital in excess of par value of common stock        54,663         54,625
  Retained earnings                                    302,210        367,358
  Accumulated other comprehensive income               (11,726)        (9,707)
  Less:  Common stock held in treasury, at cost
           (4,666,891 and 4,692,933 shares)            121,352        122,030
         Employee stock ownership and restricted
           stock plans                                  15,154         16,401
Total shareholders' equity                             226,372        291,576
                                                      --------       --------
Total liabilities and shareholders' equity            $872,665       $834,682
                                                      ========       ========

      See accompanying notes to condensed consolidated financial statements

                 Stone & Webster, Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                            Nine Months
                                                        Ended September 30,
                                                          1999         1998
                                                          ----         ----

Cash Flows from Operating Activities:
  Net income (loss)                                    $(59,333)      $10,432
  Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
      Depreciation and amortization                      17,038        11,770
      Amortization of net cost of stock plans             1,279         1,286
      Gain from asset divestiture                             -        (3,066)
      Deferred income taxes                             (12,692)         (828)
      Domestic prepaid pension cost                     (11,144)      (15,508)
      Changes in operating assets and liabilities        38,981       (91,260)
                                                       --------       -------
  Net cash used for operating activities                (25,871)      (87,174)
                                                       --------       -------

Cash Flows from Investing Activities:
  Purchases of fixed assets                             (15,225)      (24,831)
  Proceeds from note receivable                          15,150             -
  Proceeds from maturities of U.S. Government
    securities                                                -        31,909
  Proceeds from asset divestiture                             -        13,546
                                                       --------       -------
  Net cash (used for) provided by investing
    activities                                              (75)       20,624
                                                       ========       =======

Cash Flows from Financing Activities:
  Repayments of long-term debt                           (2,834)       (1,236)
  Acquisition of long-term debt                             614         1,627
  Increase in bank loans                                 23,321        25,850
  Issuance of common stock from treasury                      -         4,345
  Payments received from Employee Stock Ownership
    Trust                                                 1,835         1,835
  Payments to Employee Stock Ownership Trust             (1,489)       (1,342)
  Dividends paid                                         (5,879)       (5,776)
                                                       --------       -------
  Net cash provided by financing activities              15,568        25,303
                                                       --------       -------
Net decrease in cash and cash equivalents               (10,378)      (41,247)
Cash and cash equivalents at beginning of period         45,492        75,030
                                                       --------       -------
Cash and cash equivalents at end of period             $ 35,114       $33,783
                                                       ========       =======

     See accompanying notes to condensed consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

(A) The accompanying unaudited condensed consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Fixed assets, net are stated at cost less accumulated depreciation of $152.9 million at September 30, 1999 and $190.9 million at December 31, 1998.

(C) On October 27, 1999, the Company announced its intention to sell the Nordic Refrigerated Services business unit (cold storage segment). The Company is seeking a buyer and has retained outside consultants to assist with this sale. Accordingly, the results of the Nordic Refrigerated Services business unit have been classified as a discontinued operation and prior periods have been reclassified. The Company does not anticipate a loss on the sale of this segment and accordingly, no loss provision has been recorded. The continuing operations of the Company are the Engineering, Construction and Consulting business.

     Revenue and income from discontinued operation are as follows:

                                       Three Months Ended      Nine Months Ended
                                           September 30,         September 30,
     (in thousands)                       1999      1998        1999       1998
                                          ----      ----        ----       ----
     Revenue                            $11,734    $7,403     $35,091    $21,880
     Operating income                     2,004     1,580       6,401      6,160
     Income tax expense                       -       678           -      2,631
     Income from discounted operation     2,004       902       6,401      3,529

     Net assets from discontinued operation are as follows:

                                                 September 30,      December 31,
     (in thousands)                                  1999               1998
                                                     ----               ----
     Current assets                                $ 12,000           $  9,897
     Property plant and equipment, net              110,981            114,795
     Other assets                                     2,677              2,165
     Current liabilities                             (3,962)            (8,487)
     Deferred taxes                                  (4,176)            (4,680)
                                                   --------           --------
     Net assets of discontinued operation          $117,520           $113,690
                                                   ========           ========

(D) Basic earnings per share for the nine months ended September 30, 1999 and 1998 were computed based on the weighted-average number of common shares outstanding during the period of 13,059,878 and 12,835,460, respectively. Diluted earnings per share for the nine months ended September 30, 1999 and 1998 were computed based on the weighted-average common and dilutive potential shares outstanding during the period of 13,062,452 and 12,931,656, respectively. The difference between the basic and the dilutive shares outstanding represents the potential dilution from the exercise of stock options during the period assuming the application of the treasury stock method. Since the Company incurred a loss for the three- and nine-month periods ended September 30, 1999 and the dilutive potential shares would be antidilutive they are not included in the calculation of earnings per share as prescribed by FAS 128.

(E) The Company had a valuation allowance of $30.2 million at September 30, 1999 and $9.1 million at December 31, 1998 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at September 30, 1999 comprises $5.0 million relating to federal net operating loss carryforwards, $9.3 million relating to state net operating loss carryforwards and $15.9 million relating to the loss carryforwards of international subsidiaries. During the first quarter of 1999, the annual tax benefit was recognized to the extent of the net deferred tax liability; therefore, no provision for taxes was required for the third quarter. In addition, a valuation allowance was established against operating loss carryforwards in excess of the net deferred tax liability position.

(F) Pension related items, which reduced operating costs, were $3.3 million and $10.1 million for the quarter and nine months ended September 30, 1999 compared to $5.1 million and $15.4 million for the same periods in the prior year. These items increased net income by $3.3 million, or $0.25 per share and $6.1 million or $0.46 per share for the quarter and nine months ended September 30, 1999, compared with $3.1 million, or $0.23 per share and $9.2 million or $0.71 per share for the same periods in 1998. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

(G) Under the 1995 Stock Option Plan, as of September 30, 1999, nonqualified options for 550,125 shares were outstanding and options for 434,625 shares were exercisable. For the nine months ended September 30, 1999, no options were exercised, 50,625 options were canceled and 29,000 options were accelerated.

     Under the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan (the "1998 Plan") for the nine months ended September 30, 1999, nonqualified and incentive stock options for 457,000 shares of common stock were granted to employees and nonemployee directors at a weighted-average per share option exercise price of $28.45. The options granted will become exercisable at times ranging from February 1999 to August 2003. As of September 30, 1999, options for 668,750 shares were outstanding and 227,834 options were exercisable. For the nine months ended September 30, 1999, no options were exercised, 28,250 options were canceled, and 33,000 options were accelerated. Under the 1998 Plan for the nine months ended September 30, 1999, 22,792 shares of restricted stock were awarded at a per share weighted-average grant price of $28.77 with vesting of shares occurring in part on the effective date and the balance in thirds or fifths on the anniversaries of the dates of grant. No shares have been forfeited for the quarter or for the nine months ended September 30, 1999.

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

(H) During the third quarter of 1999, the Company finalized negotiations on a $230.0 million collateralized line of credit with a group of banks, which provided up to $130 million in direct borrowing for operating funds and $100 million in letters of credit. Upon closing the new facility, the Company repaid the bank loans and certain long- term debt that was outstanding as of the end of the second quarter. As of September 30, 1999, $129.7 million of direct borrowings and $84.2 million of letters of credit were outstanding under this new agreement. As of September 30, 1998, the Company had three separate domestic line of credit agreements available totaling $110.0 million. The Company also had a domestic line of credit through a subsidiary in the amount of $2.0 million under which it had borrowed $0.8 million. Borrowings under other lines of credit amounted to $25.1 million as of September 30, 1998.

     Because of the losses in the third quarter, the Company requested waivers from its bank group regarding certain covenants in its principal credit agreement for which it is not in compliance, and the banks have waived those covenants until November 29, 1999. The credit agreement matures at the end of January 2000.

(I) Comprehensive income (loss) was $(9.3) million and $2.3 million for the quarters ended September 30, 1999 and 1998, respectively. Other comprehensive income (loss) consists of translation adjustments of $(2.4) million and $0.1 million for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998 comprehensive income (loss) was $(61.4) million and $6.9 million, respectively. Other comprehensive income (loss) consists of translation adjustments of $(2.0) million and $(3.5) million for the nine months ended September 30, 1999 and 1998, respectively.

(J) During the first quarter of 1998, the Company completed its divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). The Company also completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space. On October 27, 1999, the Company announced its intention to sell its corporate headquarters building in Boston, Massachusetts.

(K) Certain financial statement items have been reclassified to conform to the current period's presentation.

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

     The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $401.7 million. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project, and during the first quarter of 1999, signed a conditional memorandum of understanding to sell the plant. Had the project been cancelled as of September 30, 1999, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $75.5 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

     The Company was engaged in two international projects that incurred losses in the first quarter. One of these projects is now finished and the other is in the final stages of completion. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts has significantly exceeded each contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than losses incurred to date. In the first quarter, the Company recognized operating losses of $74.2 million on these projects.

     A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover in excess of $112.0 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The joint venture has been notified of claims in excess of $53.0 million, which have been submitted by a subcontractor who has filed for arbitration. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture to its client. The Company believes current reserves are adequate to cover these claims, and has not recognized any contract revenue in anticipation of recovery on its claims. In 1997, the Company recognized losses of $25.8 million related to this contract.

     The Company recognized approximately $35.0 million in revenue in 1998 for change orders that have not yet received client approval, which in management's judgment, is a conservative estimate of the probable amount to be realized.

(M) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB agreed to defer the effective date of the Statement for one year. The Statement is now effective for fiscal years beginning after June 15, 2000. The Company will adopt the new standard by January 1, 2001. Management is evaluating the impact this Statement may have on the Company's financial statements.

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

Results of Operations
---------------------

On October 27, 1999 the Company announced its intention to sell the Nordic Refrigerated services business unit (cold storage segment) and its corporate headquarters building in Boston, Massachusetts. The Company is seeking buyers and has retained outside consultants to assist with these sales. Accordingly, the results of the Nordic Refrigerated Services business unit have been classified as a discontinued operation and prior periods have been reclassified. The Company's continuing operations are composed of the Engineering, Construction and Consulting business. For this business, new orders were $219.4 million for the quarter ended September 30, 1999 compared with $725.1 million for the third quarter of 1998.

The Company's Engineering, Construction and Consulting business reported revenue of $286.1 million in the third quarter of 1999, a decrease of 16.6 percent from the $343.0 million reported for the same period last year. The decrease in revenue is primarily due to lower revenues in the Power, Process and Industrial divisions. Operating loss was $6.6 million for the third quarter of 1999 compared to income of $2.3 million in the third quarter of 1998. This decrease is primarily due to a provision of $10.4 million to cover anticipated costs to complete three major domestic projects.

For the first nine months of 1999, the Engineering, Construction and Consulting business had revenue of $839.1 million, a decrease of 10.7 percent compared to revenue of $939.5 million for the same period in 1998. Operating loss for the first nine months of 1999 was $70.7 million compared with operating income of $10.6 million for the same period in 1998. The decrease in operating income is primarily due to provisions of $74.2 million to cover anticipated costs of completing two international projects, as reported in the first quarter of 1999, and $10.4 million to cover anticipated costs of completing three domestic projects in the current quarter. New orders were $719.5 million for the nine months ended September 30, 1999 compared with $1,099.5 million for the nine months ended September 30, 1998 and backlog was $2.5 billion compared to $2.6 billion December 31, 1998 and $2.7 billion at September 30, 1998.

Components of earnings per share from continuing operations for the three months and nine months ended September 30 were:

                                           Three Months          Nine Months
                                       Ended September 30,   Ended September 30,
                                          1999      1998       1999       1998
Basic and diluted earnings per
 share from:
  Operations                            $(0.92)   $(0.13)     $(5.49)    $(0.32)
  Pension related items                   0.25      0.23        0.46       0.71
  Ongoing operations                     (0.67)     0.10       (5.03)      0.39
  Asset divestiture                          -         -           -       0.15
                                        ------    ------      ------     ------
  Basic and diluted earnings per
    share                               $(0.67)   $ 0.10      $(5.03)    $ 0.54
                                        ======    ======      ======     ======

Pension related items reduced operating costs by $3.3 million and $10.1 million for the quarter and nine months ended September 30, 1999, respectively, and $5.1 million and $15.4 million for the same periods in the prior year. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

During the first quarter of 1998, the Company completed the divestiture of underutilized office space with the sale of its Cherry Hill, New Jersey, office building for $13.5 million in cash. The Company recognized a gain on the sale of this property of $3.1 million ($2.0 million after tax or $0.15 per share). The Company also completed the disposal of its remaining unused office space in its former New York corporate offices. The provisions made in 1996 for losses on sublease or lease cancellation of this space have, in aggregate, not been materially different from the actual costs incurred in disposal of the excess space. Following the sale of the corporate headquarters building in Boston, Massachusetts, the Company will no longer realize net rental income from third party tenants of the building which amounted to approximately $4.3 million for the nine months ended September 30, 1999, and may incur increased rental expense based on market rates.

The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The TPPI project is included in the Company's backlog in the amount of $401.7 million. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project, and during the first quarter of 1999, signed a conditional memorandum of understanding to sell the plant. Had the project been cancelled as of September 30, 1999, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $75.5 million representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials.

The Company was engaged in two international projects that incurred losses in the first quarter of 1999. One of these projects is now finished and the other is in the final stages of completion. Due to various factors, including owner directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts has significantly exceeded the contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than the losses incurred to date. In the first quarter, the Company recognized operating losses of $74.2 million on these projects.

A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover in excess of $112.0 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The joint venture has been notified of claims in excess of $53.0 million, which have been submitted by a subcontractor who has filed for arbitration. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture to its client. The Company believes current reserves are adequate to cover these claims, and has not recognized any contract revenue in anticipation of recovery on its claims. In 1997, the Company recognized losses of $25.8 million related to this contract.

The Company recognized approximately $35.0 million in revenue in 1998 for change orders that have not yet received client approval, which in management's judgment, is a conservative estimate of the probable amount to be realized.

Engineering, Construction and Consulting business orders and backlog for the three months and nine months ended September 30, 1999 and 1998 were (in thousands):

                                   Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                1999         1998          1999         1998
                                ----         ----          ----         ----
Beginning backlog            $2,583,220   $2,357,122    $2,636,166   $2,519,302
Orders                          219,393      725,113       719,498    1,099,473
Backlog acquired (BCI)                -            -             -       59,944
Revenue                        (286,071)    (343,040)     (839,122)    (939,524)
                             ----------   ----------    ----------   ----------
Ending backlog               $2,516,542   $2,739,195    $2,516,542   $2,739,195
                             ==========   ==========    ==========   ==========

Orders represent the net amount of new orders, cancellations and scope changes.

Discontinued Operation
----------------------

The Company's discontinued cold storage segment reported operating income of $2.0 million and $6.4 million for the quarter and nine months ended September 30, 1999, respectively, compared with operating income of $1.6 million and $6.2 million for the same periods in 1998. Revenue was $11.7 million and $35.1 million for the quarter and nine months ended September 30, 1999, respectively, compared with revenue of $7.4 million and $21.9 million for the same periods in 1998. The improvement in the discontinued cold storage segment revenue is the result of the acquisition of The Nordic Group in the fourth quarter of 1998. The decrease in operating income is a result of higher nonrecurring costs associated with restructuring the Company's pre-acquisition facilities and the effects of hurricanes and resulting flooding on operations. No significant direct damage was experienced by the cold storage facilities.

General and Administrative Expenses, Other Income (Expenses) and Income Taxes

General and administrative expenses for the quarter and nine months ended September 30, 1999 were $13.7 million and $47.3 million, respectively, compared with $16.2 million and $47.9 million for the same periods in 1998. The second quarter of 1999 includes a $2.5 million charge to general and administrative expenses for severance costs which was partially offset by cost savings realized from the restructuring of the Company's Engineering and Construction activities. Net interest expense for the quarter ended September 30, 1999 was $2.2 million compared to $0.4 million for the same period in 1998. Net interest expense for the first nine months was $5.0 million, compared with net interest income of $0.1 million for the same period in 1998, due to increased bank loans. During the first quarter of 1999, the annual tax benefit was recognized to the extent of the net deferred tax liability; therefore, no provision for taxes was required for the third quarter. In addition, a valuation allowance was established against net operating loss carryforwards in excess of the net deferred tax liability position. In 1998, the tax provision was based upon the expected annual earnings among domestic and international subsidiaries, prior to loss provisions recorded at year end.

Financial Condition
-------------------

Cash and cash equivalents decreased by $10.4 million during the first nine months of 1999. Net cash used for operating activities of $25.9 million reflects a decrease in operating working capital (which consists of accounts receivable and costs and revenue in excess of billings less accounts payable and billings in excess of costs and revenue recognized) and depreciation and amortization expense for the nine months ended September 30, 1999. The decrease in operating working capital was primarily due to provisions taken on two international projects in the first quarter and three domestic projects in the third quarter. The decrease in operating working capital was offset by the operating loss and deferred income taxes. Net cash used for investing activities of $0.1 million reflects purchases of fixed assets used in the Company's operations and the proceeds on a note receivable. Net cash provided by financing activities of $15.6 million reflects the payment of dividends, the repayment of long-term debt and borrowings under bank loans. Total debt was $151.9 million at September 30,1999, compared to $130.8 million at December 31, 1998.

During the third quarter of 1999, the Company finalized negotiations on a $230.0 million collateralized line of credit with a group of banks, which provided up to $130 million in direct borrowing for operating funds and $100 million in letters of credit. Upon closing the new facility, the Company repaid the bank loans and certain long-term debt that was outstanding as of the end of the second quarter. As of September 30, 1999, $129.7 million of direct borrowings and $84.2 million of letters of credit were outstanding under this new agreement. As of September 30, 1999, the Company had foreign subsidiary banking facilities available totaling $9.9 million.

Although the Company has substantial marketable assets, the losses incurred in the past 24 months have negatively impacted the Company's cash position. As of the end of the third quarter of 1999, the Company had fully drawn the cash available to it under its current credit facility and the amount of the Company's past due trade payables had increased, as reflected in accounts payable on the Consolidated Balance Sheets, with certain of the Company's vendors and subcontractors having delayed work to be performed by them.

In order to improve the Company's cash liquidity, the Company has retained financial advisors who are working with the Company to arrange both interim and longer term financing and to restructure the Company's balance sheet and assist with asset sales authorized by the Board of Directors. To enhance liquidity and focus on its core competencies, the Company intends to sell its corporate headquarters building in Boston, Massachusetts, and its Nordic Refrigerated Services business unit. Sale of these assets, which are currently carried on the Company's books for approximately $125 million, is expected to yield in excess of $300 million in gross proceeds.

Because of the losses in the third quarter, the Company requested waivers from its bank group regarding certain covenants in its principal credit agreement for which it is not in compliance, and the banks have waived those covenants until November 29, 1999. The credit agreement matures at the end of January 2000. The Company will require additional short-term funding to continue normal operations, and it is in active discussions with its principal lenders to obtain such funding.

In light of the Company's current liquidity needs, on October 26, 1999 the Board of Directors decided to omit the Company's normal quarterly dividend of 15 cents per share. The Board will re- evaluate the dividend at its meeting following the end of the current quarter based on the Company's circumstances at that time.

Year 2000 Compliance
--------------------

The Company is finalizing the upgrade of its computer applications in part to ensure their functionality with respect to the Year 2000.

The Company has substantially completed its evaluation of all software and information systems which it uses and are to be validated as Year 2000 compliant. The Company expects to complete the implementation of the systems and programming changes necessary to address the Year 2000 issue during the remainder of 1999. Key financial systems will become compliant through implementation of new enterprise-wide financial systems. The primary objective of implementing these new systems is to improve access to financial information of the Company and to implement a state-of-the-art project accounting system. Therefore, costs related to this implementation effort are not considered Year 2000 compliance costs.

The Company is giving consideration to compliance by third party suppliers. Failure by third party suppliers to become Year 2000 compliant could result in the Company's inability to obtain products as scheduled, which could potentially lead to delays in meeting client orders. The Company is also reviewing the Year 2000 readiness of clients that are material to the Company's business, if any. Failure by material customers to become Year 2000 compliant could result in the Company's inability to obtain or perform work on a timely basis for such customers, leading to delays in receipt of revenue.

The Company is taking protective measures regarding the purchases from third party suppliers of software, hardware and computer information systems. The Company is obtaining assurances that the information systems and related products supplied will be Year 2000 compliant. As of September 30, 1999, the Company has identified and contacted a substantial number of its significant suppliers in regards to Year 2000 compliance. No definitive conclusions can be made regarding whether the software or systems of third party suppliers will have a materially adverse effect on the Company's business, results of operations or financial condition. However, at this time, management does not believe that the Company will experience significant exposure related to the software or systems of third party suppliers.

The Company is reviewing existing contractual obligations with its clients to determine whether any Year 2000 compliance exposure exists to its clients or third parties. As of September 30, 1999, no such exposure had been determined. The Company currently believes that systems and equipment purchased by it for delivery to third parties will be made Year 2000 compliant during 1999.

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

Readers are cautioned that forward-looking statements contained in the Year 2000 Issue disclosure should be read in conjunction with the Company's disclosures under the heading: "Forward- Looking Information."

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

          As  of  September  30,  1999,  registrant  and  its  subsidiaries  had outstanding long-term debt (excluding current portion) totaling approximately $19.9 million, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized lease commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

     (10) Credit Agreement Dated as July 30, 1999 (filed herewith).

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

                             STONE & WEBSTER, INCORPORATED




                             By: /S/  THOMAS L. LANGFORD
                                 -----------------------------------------------
Dated:  November 15, 1999        Thomas L. Langford
                                 Executive Vice President
                                 (Duly authorized officer and principal
                                   financial officer)