Form 10-K405
period 1999-12-31
STONE & WEBSTER INC
filed 2000-04-14
CIK 94601

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

                   For the fiscal year ended December 31, 1999

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

     $194,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of March 31, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock: 14,236,385 shares as of March 31, 2000.

The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

     Part      Document

     I, II Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report to Shareholders")

     III Proxy Statement in connection with the registrant's 2000 Annual Meeting of Shareholders

                                     PART I

Item 1.  Business.

Registrant was incorporated as a Delaware corporation in 1929. Stone & Webster, Incorporated and its subsidiaries (hereinafter referred to as the "Company" or "Stone & Webster") are principally engaged in providing professional engineering, construction and consulting services. Subsidiaries also own fourteen cold storage warehousing facilities primarily in the Southeastern United States and own and operate the Stone & Webster office buildings in Houston, Texas and Schenectady, New York. Stone & Webster develops, takes ownership interests in, and operates projects for which they may provide engineering, construction and other services.

Engineering, Construction and Consulting

Stone & Webster provides engineering, design, construction, and full environmental services for power, process, governmental, industrial, transportation and civil works projects. It also constructs from plans developed by others, makes engineering reports and business examinations, performs consulting engineering work, and offers information management and computer systems expertise to clients. A full range of services in environmental engineering and sciences, including complete execution of environmental projects, is also provided. The Company remains active in the nuclear power business, for utility and governmental clients, and continues to undertake a significant amount of modification and maintenance work on existing nuclear power plants as well as decommissioning and decontamination projects. Advanced computer systems development services and products are offered in the areas of systems integration, computer-aided design, expert systems and database management. Registrant or its subsidiaries may take an ownership position in development projects for which other subsidiaries may provide engineering, construction, procurement, management, and operation and maintenance services. Comprehensive management consulting and financial services are furnished for business and industry, including public utility, transportation, pipeline, land development, petroleum, and manufacturing companies, banking and financial institutions and government agencies. It also performs appraisals for industrial companies and utilities.

Stone & Webster's Engineering, Construction and Consulting business includes three Divisions and a consulting organization which are responsible for marketing and executing projects within a sector on a worldwide basis. The three Divisions are held accountable for achieving goals established for their market sector in the Power, Process/Industrial and Environmental/Infrastructure sectors. This structure enables the Company to capitalize on its international relationships, experience and abilities. Where appropriate, lump sum turnkey contracts are employed as a means of providing comprehensive services. The Company's Engineering, Construction and Consulting business continues to focus on its strengths involving technology, for example, in advanced applications for both refinery and ethylene process work, and in development of software applications and knowledge-based engineering toolkits.

Cold Storage (Discontinued Operation)

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

On October 27, 1999, the Company announced its intention to sell the Nordic Refrigerated Services business unit (Nordic). The Company is seeking buyers for Nordic and accordingly, the Nordic results have been classified as a discontinued operation and prior periods have been reclassified. The 1999 consolidated balance sheet is net of Nordic amounts. The Company's continuing operations are composed of the Engineering, Construction and Consulting business.

Competition

The principal business activities of Stone & Webster in the Engineering, Construction and Consulting business are highly competitive, with competition from a large number of well-established concerns, some privately held and others publicly held. Inasmuch as the Company is primarily a service organization, it competes by providing services of the highest quality. Stone & Webster believes it occupies a strong competitive position but is unable to estimate with reasonable accuracy the number of its competitors and its competitive position in the engineering, construction and consulting services industry.

The business activities in the cold storage business are primarily performed in the Southeastern United States. Competition in this market area comes from a relatively small number of companies offering similar types of services. The Company competes in this field by providing services of the highest quality, emphasizing responsiveness to the needs of customers and to the end receiver of the customers' product. As part of that commitment, the Company provides modern data processing and communication equipment for customers. Stone & Webster believes it occupies a strong competitive position in this area.

Backlog

Backlog figures have not historically been considered by the Company to be indicative of any trend in its activities nor material for an understanding of its business. At any given date, the portion of engineering and construction work to be completed within one year can only be estimated subject to adjustments, which can in some instances be substantial, based on a number of factors. Clients frequently revise the scope of the services for which they have contracted with the Company, especially on projects subject to regulatory approval or which require environmental permitting/licensing. Scope increases and decreases of substantial magnitude may occur on such projects and directly affect backlog. Additionally, delays are common and affect the timing of when backlog is translated into revenues. As a result, the aggregate of such figures in relation to consolidated revenues could be misleading unless understood in light of the foregoing contingencies. Backlog information is calculated on the basis of the total value to the Company of all services to be rendered under the available contracts plus the value of equipment, material, services and subcontracts for which the contracting subsidiary has overall technical and commercial responsibility.

Engineering Construction and Consulting backlog as of December 31, 1999 amounted to $2,574 million compared with $2,636 million as of December 31, 1998. New work awards, including changes in scope, were $1,106 million in 1999 and $1,331 million in 1998. Also see "Revenue, New Orders and Backlog" in the "Management's Discussion and Analysis" in the 1999 comparison with 1998 filed herewith in Exhibit (13)(i). Although the majority of the Company's contracts in backlog may be reduced or cancelled by the client at any time, significant reductions in scope are unusual. Power division orders of $854 million in 1999 decreased by 20 percent from the $1,070 million in orders for 1998, primarily as a result of lower than anticipated demand by energy companies in the first half of 1999. However, 1999 power orders increased substantially in the second half and reflected increased awards for nuclear services, as well as combined-cycle plants. The 1999 new orders do not include an award for a 720-megawatt combined-cycle power plant expected to be booked in the first half of 2000 after completion of owner financing. The 76 percent decline in Process/Industrial division orders reflects the protracted weakness in the petrochemical industry, which is the customer base for the Company's process technology, the lingering effects of the economic slowdown in Asia, which had been a major market for new process plant construction, and concentration on selected Industrial market opportunities in cement, forest products and chemical sectors. Environmental/Infrastructure division orders in 1999 increased as a result of growth in remediation, transportation and water projects.

Approximately 23 percent of the total backlog as of December 31, 1999 is expected to be realized within the next year.

In addition, approximately 38 percent of the December 31, 1999 backlog amount is from contracts for international projects.

The following backlog information is provided as of December 31, 1999 and December 31, 1998.


                                     BACKLOG
                Engineering, Construction and Consulting Services
                            (in Millions of Dollars)

                                      Changes In       Revenue        As of
     As of 12/31/98      New Work       Scope        Recognized     12/31/99

         $2,636            $760          $346          ($1,168)      $2,574


Backlog figures in the cold storage industry are not provided since, in the Company's opinion, such information is not necessarily meaningful because of the nature of the food processing, storage and distribution business where repetitive services of short duration are the norm.

Clients

Although Stone & Webster's Engineering, Construction and Consulting business has numerous clients, the Company historically has not had a continuing dependence on any single client. One or a few clients have in the past and may in the future contribute a substantial portion of consolidated revenues in any one year or over a period of several consecutive years due to the size of major engineering and construction projects. The business is not necessarily dependent upon sustaining, and the Company does not necessarily expect to sustain in future years, the level of revenues contributed by particular clients in any given year or period of consecutive years. Once the Company commences work on a particular project, it is unlikely that the client would terminate the involvement of the Company prior to completion of the project, unless the project itself is canceled or postponed. Historically the Company has provided ongoing services to clients following completion of major projects for them. Nonetheless, the Company must obtain new engineering and construction projects, whether from existing clients or new clients, in order to generate revenues in future years as existing projects are completed.

Consequently, Stone & Webster has not considered the names of clients to be material to investors' understanding of the Company's business taken as a whole. Stated in terms of total revenues (as described under Backlog, above), which is consistent with the Company's financial reporting in this report, the Engineering, Construction and Consulting business had no client who accounted for more than 10 percent of consolidated revenues in 1998 or 1999. In 1997, one client, PT Trans-Pacific Petrochemical Indotama, accounted for 12 percent of consolidated revenues.

The cold storage business had no client who accounted for 10 percent or more of consolidated revenues in 1997, 1998 or 1999.

Environmental Compliance

Compliance by Stone & Webster and its subsidiaries with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material adverse effect upon the capital expenditures, earnings and competitive position of registrant and its subsidiaries. Also see Note (L) to the consolidated financial statements in the "Notes to Consolidated Financial Statements" which is filed herewith in Exhibit (13)(i).

The Engineering, Construction and Consulting business has benefited from the extensive amount of environmental legislation and regulatory activity now in place because the effect of such regulations on the businesses of its clients has increased the demand for environmental services provided by registrant's subsidiaries. The demand for such services to help clients in their own environmental compliance efforts is expected to continue.

Year 2000 Compliance

See "Year 2000 Compliance" in the "Management's Discussion and Analysis" which is filed herewith in Exhibit (13)(i).

Employees

Stone & Webster had approximately 5,300 regular employees as of December 31, 1999. In addition, there are at times several thousand craft employees employed on projects by subsidiaries of the Company. The number of such employees varies in relation to the number and size of the projects actually undertaken at any particular time.

Executive Officers of the Registrant

Name                     Age   Position Held                          Held Since
----                     ---   -------------                          ----------

H. Kerner Smith          55    Chairman of the Board                    5/8/97
                               President and Chief Executive
                                Officer and Director                   2/12/96

Peter M. Evans           54    Senior Executive Vice President         1/26/99
                               Director                                 3/7/00

Thomas L. Langford       58    Executive Vice President and
                                Chief Financial Officer                 6/2/97

James P. Jones           56    Vice President, Secretary and
                                General Counsel                        1/27/98

Gerard A. Halpin, III    42    Vice President                          5/14/98
                               Treasurer                               12/2/96

James P. Carroll         41    Vice President and Controller           9/21/99

Mr. Smith, who joined the Company in February 1996, had been President and Chief Executive Officer of Deutsche Babcock Technologies, Inc. and a Managing Director of Deutsche Babcock A G during the five years prior to joining the company. Mr. Evans, who joined the Company in January 1999, had been President and Chief Operating Officer of M.W. Kellogg Company from 1997 to January 1999, and had been Executive Vice President and Senior Vice President, Operations since 1994. Mr. Langford, who joined the Company in 1997, had been President of The Parsons Corporation from 1991 to 1996. Mr. Jones, who joined the Company in 1998, had been Special Counsel with Jones Walker Waechter Poitevent Carrere & Denegre L.L.P. in New Orleans from 1995 to 1997 and Associate General Counsel for Freeport-McMoRan Inc. from 1989 to 1995. Mr. Halpin, who joined the Company in 1996, had been Assistant Treasurer of General Electric Company since 1991. Mr. Carroll, who joined the Company in 1999, had been Vice President and Corporate Controller of Invensys Intelligent Automation since 1998 and had held the positions of Director of Financial Systems, Director of Finance, and Manager of Strategic Pricing and Commissions from 1995 to 1998.

Each officer has been elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Shareholders and until his successor is duly elected and qualified. The next Annual Meeting of Shareholders is scheduled to be held May 23, 2000.

Item 2.  Properties.

The important physical properties of Stone & Webster are as follows:

     A. A 6 story office building with approximately 320,000 square feet of office space at 1430 Enclave Parkway, Houston, Texas, which is approximately 65 percent occupied by the Company with the balance currently being leased or held for rental to others.

     B.   A 21.5  acre  site  in  Laporte,  Texas,  with 7  permanent  buildings
          comprising   approximately   44,000  square  feet  which  is  used  in
          connection with a subsidiary's construction business.

     C. An office building with approximately 65,000 square feet of space consisting of two floors of office and support function space at 1482 Erie Boulevard, Schenectady, New York, and an office building with approximately 21,000 square feet at 1473 Erie Boulevard, Schenectady, New York, which were acquired by a subsidiary in 1998 and which are substantially occupied by a subsidiary.

     D. Approximately 17.6 million cubic feet of cold storage space in two facilities in Atlanta, Georgia and approximately 7.2 million cubic feet of cold storage space in a third facility near Rockmart, Georgia. These facilities are used in connection with the Company's cold storage business.

     E. Eleven cold storage warehouse properties in North Carolina, South Carolina, Alabama, Mississippi and Ohio, which comprise almost 23 million cubic feet. These properties were acquired by a subsidiary in 1998 and are also used in connection with the Company's cold storage business.

All of the properties listed above are owned in fee by the Company. In addition to the foregoing, Stone & Webster occupies office space in various cities, in premises leased from others for varying periods - both long and short term - the longest of which extends to 2008.

A 14-story office at 245 Summer Street, Boston, Massachusetts was sold by the Company in December 1999. This facility continues to be the principal headquarters building of the Company. The building is approximately 40 percent occupied by registrant and its subsidiaries under a lease which expires no later than March 2002.

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

     (b) Registrant and two of its subsidiaries have been named as defendants in two pending legal actions brought by Blackstone Valley Electric Company in January 1994 in the United States District Court for the District of
Massachusetts (along with another company named as a defendant) and in March 1996 in the United States District Court for the District of Rhode Island, and have received other claims from private parties seeking contribution for costs incurred or to be incurred in remediation of sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These matters relate to business activities which took place generally in the first half of the 1900s. No governmental authority has sought similar redress from the registrant or its subsidiaries (except in the case of one subsidiary in limited connection with claims made primarily with respect to clients of that subsidiary) nor has the registrant been determined to be a Potentially Responsible Party by the Federal or any state or local governmental authority, although some information has been requested with regard to environmental matters. Based on presently known facts and existing laws and regulations, registrant and its subsidiaries believe that they have valid legal defenses to such actions and that the costs associated with such matters, including legal costs, should be mitigated by the presence of other entities which may be Potentially Responsible Parties, by contractual indemnities, and by insurance coverage.

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

     (c) In August 1999, Union Carbide Corporation filed suit against Stone & Webster Engineering Corporation ("SWEC"), a subsidiary of the registrant, and one of its employees in the 240th Judicial District Court, Fort Bend County, Texas. The lawsuit arises out of an expansion of Union Carbide's Taft, Louisiana ethylene production facility for which SWEC initially provided a preliminary engineering package, including a preliminary cost and schedule estimate, and later provided detailed engineering services and ethylene furnaces. The lawsuit alleges that SWEC breached its contracts with Union Carbide and fraudulently understated the estimated cost and schedule to complete the expansion and seeks to recover damages of approximately $150 million. SWEC and its employee have filed an answer to the lawsuit denying each and every allegation made by Union Carbide and asserting affirmative defenses, including affirmative defenses based upon provisions in the contracts between SWEC and Union Carbide which limit SWEC's liability to a maximum of $1,500,000. SWEC believes the lawsuit is without merit, that it has valid legal and contractual defenses, and it intends to vigorously defend.

     (d) Also see Note (L) to the consolidated financial statements as set forth under "Notes to Consolidated Financial Statements" which is filed herewith in Exhibit (13)(i).

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information required by Item 5 is hereby incorporated by reference from "Market and Dividend Information" which is filed herewith in Exhibit (13)(i).

Item 6.  Selected Financial Data.

The information required by Item 6 is hereby incorporated by reference from "Selected Financial Data" which is filed herewith in Exhibit (13)(i).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is hereby incorporated by reference from "Management's Discussion and Analysis" which is filed herewith in Exhibit
(13)(i).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 7A is hereby incorporated by reference from the Financial Condition and Liquidity section of "Management's Discussion and Analysis", and from Note (A) and Note (G) to the consolidated financial statements as set forth under "Notes to Consolidated Financial Statements", which is filed herewith in Exhibit (13)(i).

Item 8.  Financial Statements and Supplementary Data.

The information  required by Item 8 is hereby incorporated by reference from the
Consolidated   Financial  Statements  of  Stone  &  Webster,   Incorporated  and
Subsidiaries which is filed herewith in Exhibit (13)(i).

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of the report:

     1.   Financial Statements and Financial Statement Schedule

          (i) The following items, which are included in registrant's 1999 Annual Report to Shareholders, are filed herewith in Exhibit (13)(i).

          Management's Discussion and Analysis

          Financial Statements:
            Consolidated  Statements of  Operations and Comprehensive Income for
               the Three Years Ended December 31, 1999
            Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Shareholders' Equity for the Three Years
               Ended December 31, 1999
            Consolidated  Statements of  Cash  Flows for the  Three  Years Ended
               December 31, 1999
            Notes to Consolidated Financial Statements
            Report of Management
            Selected Financial Data
            Quarterly Financial Data
            Market and Dividend Information

          (ii) Financial Statement Schedule for the Three Years Ended December 31, 1999:

                II.  Valuation and Qualifying Accounts

          (iii)   Report  of  Independent  Accountants

     2.   Exhibits:

          (3)  Articles of Incorporation and By-laws -

               (i) The Restated Certificate of Incorporation of registrant, as amended (incorporated by reference to Exhibit 3 (i) to registrant's Registration Statement on Form S-4 (File No. 333-57961) filed with the Commission on June 29, 1998).

               (ii) The By-laws of registrant, as amended (incorporated by reference to Exhibit (3)(ii) to registrant's Form 10-K for the fiscal year ended December 31, 1998).

          (4) Instruments defining the rights of security holders, including indentures -

               (i) As of December 31, 1999, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $19,950,000, principally in connection with mortgages relating to real property for a subsidiary's office building, and in connection with capitalized lease commitments for the acquisition of certain computer equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.

               (ii) Rights Agreement, dated as of August 15, 1996, between Stone & Webster, Incorporated and ChaseMellon Shareholder Services, L.L.C., (incorporated by reference to Exhibit 1.1 to registrant's Registration Statement on Form 8-A filed on August 16, 1996).

          (10) Material contracts -

               (a)  1995  Stock  Option  Plan of Stone &  Webster,  Incorporated
          (incorporated by reference to Exhibit 4-b to the registrant's Registration Statement on Form S-8 filed on June 22, 1995 (File No. 33-60489)).

               (b) 1997 Stock Plan for Non-employee Directors of Stone & Webster, Incorporated (incorporated by reference to Exhibit 10 (c) to registrant's Form 10-K for the fiscal year ended December 31, 1996).

               (c) Form of agreement between registrant and Named Executive Officers of registrant dated as of August 31, 1995, and subsequent dates, relating to certain employment arrangements that would become operable only in the event of a "change of control" (as defined in the form of agreement) (incorporated by reference to Exhibit 10 (b) to the registrant's Registration Statement on Form S-4 (File No. 333-57961) filed with the Commission on June 29, 1998.

               (d) The following forms of agreements with H. Kerner Smith relating to employment with registrant as Chairman, President and Chief Executive Officer are incorporated by reference to Exhibit 10
          (e) to the registrant's Form 10-K for the fiscal year ended December 31, 1995: a form of Employment Agreement filed therewith as Exhibit 10
          (e)(i); a form of Change of Control Employment Agreement filed therewith as Exhibit 10 (e)(ii); and a form of Stock Option Grant filed therewith as Exhibit 10 (e)(iii). An Amendment dated January 15, 1997 to the Employment Agreement (10) (e)(i) is incorporated by reference to Exhibit 10 (e)(iv) of registrant's Form 10-K for the fiscal year ended December 31, 1996.

               (e)  Non-employee   Director   Deferral  Plan   (incorporated  by
          reference to Exhibit 10(f) to the registrant's Form 10-K for the fiscal year ended December 31, 1998).

               (f) Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10 (g) to the registrant's Form 10-K for the fiscal year ended December 31, 1998).

               (g) Long-Term Incentive Compensation Plan, as amended, (incorporated by reference to Exhibit 4.4 to registrant's Registration Statement on Form S-8 (File No. 333-71857) filed with the Commission on February 5, 1999).

               (h)  Form  of   employment   agreement   with   James  P.   Jones
          (incorporated by reference to Exhibit 10(I) to the registrant's Form 10-K for the fiscal year ended December 31, 1998).

               (i) Form of employment agreement with Peter M. Evans (filed herewith).

          ______________
          *Exhibits 10 (a) through (i) are compensatory plans, contracts and arrangements in which Directors and certain executive officers participate.

               (j) Credit Agreement dated as of July 30, 1999 (incorporated by reference to Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30,1999).

               (k) Amendment dated as of November 29, 1999 to Credit Agreement dated as of July 30, 1999 (filed herewith).

          (13) (i) Financial Section of 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 (filed herewith).

               (ii) Financial Statement Schedule (filed herewith).

               (iii) Report of Independent  Accountants (filed herewith).

          (21) Subsidiaries of the registrant (filed herewith).

          (23) Consent of Independent Accountants (filed herewith).

          (24) (i)  Secretary's Certificate (filed herewith).

               (ii) Powers of Attorney (filed herewith).

          (27) Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

     Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report.

Date of Form 8-K    Description
----------------    -----------
October 27, 1999     Submitted  under Item 7,  Financial  Statements,  Pro Forma
                     Financial Information and Exhibits, relating to the report of third quarter results, a plan to sell non-core assets and the omission of a dividend.

December 6, 1999     Submitted  under  Item 5,  Other  Events,  relating  to the agreement with the registrant's principal bank lending group to expand and extend its current credit facility, and relating to the sale of the registrant's headquarters building in Boston, Massachusetts.

December 17, 1999    Submitted under Item 5, Other Events,  relating to the sale of one million shares of the registrant's common stock held in its treasury to the Employee Retirement Plan of the registrant and its participating subsidiaries.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            STONE & WEBSTER, INCORPORATED



                            By   /S/  THOMAS L. LANGFORD
                            ----------------------------------------------------
                                 Thomas L. Langford
                                 Executive Vice President
                                 (Duly Authorized Officer and Chief
                                 Financial and Accounting Officer)




Date:  April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                            /S/  H. KERNER SMITH
                            ----------------------------------------------------
                                 H. Kerner Smith
                                 Chairman, President and Chief Executive Officer Director


                            /S/  PETER M. EVANS
                            ----------------------------------------------------
                                 Peter M. Evans
                                 Senior Executive Vice President
                                 Director


                            *
                            ----------------------------------------------------
                                 Donna F. Bethell
                                 Director


                            *
                            ----------------------------------------------------
                                 Frank J. A. Cilluffo
                                 Director


                            *
                            ----------------------------------------------------
                                 Kent F. Hansen
                                 Director


                            *
                            ----------------------------------------------------
                                 Elvin R. Heiberg III
                                 Director


                            *
                            ----------------------------------------------------
                                 David N. McCammon
                                 Director


                            *
                            ----------------------------------------------------
                                 J. Angus McKee
                                 Director


                            *
                            ----------------------------------------------------
                                 Bernard W. Reznicek
                                 Director


                            *
                            ----------------------------------------------------
                                 Peter M. Wood
                                 Director



                            *By:  /S/   JAMES P. JONES
                                  ---------------------------------------------
                                        James P. Jones
                                        Attorney-In-Fact


Manually signed Powers of Attorney authorizing H. Kerner Smith and James P. Jones and each of them to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and any amendments thereto as Attorney-in-Fact for certain Directors of the registrant are included herein as Exhibits 24(ii).

                                  EXHIBIT INDEX

No.                                  Exhibit
---                                  -------

3 (i)     Restated Certificate of Incorporation (incorporated by reference)

  (ii)    By-Laws (incorporated by reference)

4 (ii) Rights Agreement, dated as of August 15, 1996, between Stone & Webster, Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference)

10 (a)    Material   contracts   -  1995  Stock  Option  Plan  (incorporated  by
          reference)

   (b) Material contracts - 1997 Stock Plan for Non-employee Directors (incorporated by reference)

   (c) Material contracts - Form of change of control agreement (incorporated by reference)

   (d) Material contracts - Forms of agreement with H. Kerner Smith relating to (i) Employment Agreement; (ii) Change of Control Employment Agreement; (iii) Stock Option Grant; and (iv) Amendment to Employment Agreement (each incorporated by reference)

   (e) Material contracts - Non-employee Director Deferral Plan (incorporated by reference)

   (f) Material contracts - Annual Incentive Compensation Plan (incorporated by reference)

   (g)    Material   contracts   -   Long-Term   Incentive   Compensation   Plan
          (incorporated by reference)

   (h)    Material  contracts  -  Employment   agreement  with  James  P.  Jones
          (incorporated by reference)

   (i) Material contracts - Employment agreement with Peter M. Evans (filed herewith)

   (j)    Credit Agreement dated as of July 30, 1999 (incorporated by reference)

   (k) Amendment dated as of November 29, 1999 to Credit Agreement dated as of July 30, 1999 (filed herewith)

13 (i) Financial Section of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 (filed herewith)

   (ii)   Financial Statement Schedule (filed herewith)

   (iii)  Report of  Independent  Accountants (filed herewith)

21        Subsidiaries of the Registrant (filed herewith)

No.                           Exhibit

23        Consent of Independent Accountants (filed herewith)

24 (i)    Secretary's Certificate (filed herewith)

   (ii)   Powers of Attorney (filed herewith)

27        Financial Data Schedule (filed herewith)

                                 Exhibit 10 (i)
                               Material Contracts



                    Employment Agreement with Peter M. Evans



                                                                January 19, 1999
Mr. Peter M. Evans
3214 Willow Terrace Drive
Kingwood, TX  77345

Dear Pete:

I am pleased to confirm that you have accepted our offer of employment in the position of President and Chief Operating Officer of Stone & Webster Engineers and Constructors, Inc., reporting to me. Your employment will commence as of January 21, 1999. Your annual base salary will be $375,000 paid on a monthly basis. Your location will be Boston, Massachusetts. Other provisions of your employment include the following:

-    You  will  participate  in  our  annual  Executive   Management   Incentive
     Compensation Plan at a target bonus opportunity of 100% of your base salary with a range of 40% to 125% based on contribution performance.

- You will be guaranteed a minimum 100% of base salary bonus for fiscal year 1999, payable prior to March 1, 2000.

-    You will be granted 25,000 stock options for fiscal year 1999.

-    Vacation will be four weeks per year.

- You will participate in our Long Term Incentive Compensation Plan (See Plan summary). As we discussed, the Board will set final financial targets for this plan in January 1999. You will be designated 6000 Performance Shares for the initial year in fiscal year 1999.

- You will participate in our Annual Executive Physical Program at the Tufts New England Medical Center.

- You will receive a Change in Control Agreement with a 3-year severance and continuance of benefit provision (see Agreement).

- If your employment is terminated by the Company for any reason (other than for cause), you will receive a severance benefit equal to two years salary.

- A full Relocation Package will be worked out with Bob Morrow. We will provide a Company paid apartment in the Boston area for a reasonable period of time until your relocation can be completed.

- You will be eligible to participate in the Employee Investment Plan in 1999. You may elect to contribute up to a maximum of 15% of your compensation (as defined under the Plan) on a before or after tax basis. The first 5% of compensation you invest on a before or after tax basis will be matched by the Company at 25%. All contributions are subject to applicable IRS rules and regulations.

- Membership in the Employee Retirement Plan (ERP) and Employee Stock Ownership Plan (ESOP) will commence after one year of employment. If you terminate employment with the Company and are not vested under the ERP no benefit is due from the ERP, however, payment of the benefit accrued under the ERP will become the obligation of the Company.

-    You  will  participate  in  the  Stone  &  Webster  Supplemental   Employee
     Retirement Plan (SERP)

- You will be eligible to participate immediately in the Company's medical, dental, disability, life and other benefits.

Since we are obligated by federal and state laws and our benefits plans to obtain certain information regarding all new employees, your employment is contingent upon the completion of all the segments of the on-roll process, including a physical to be conducted by your Physician or with our Company Medical Director at the Tufts New England Medical Center.

Please confirm your agreement with the foregoing by signing and returning a copy of this letter to me.

I look forward to having you join our Management team.

Very truly yours,




H. Kerner Smith
Chairman, President and Chief Executive Officer


                                        The forgoing is accepted:



                                        ___________________________________
                                        Peter M. Evans

                                 Exhibit 10 (k)

                   Amendment dated as of November 29, 1999 to Credit Agreement dated as of July 30, 1999


                       FIRST AMENDMENT TO CREDIT AGREEMENT


          THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Agreement") is entered into as of the 29th day of November, 1999 by and among STONE & WEBSTER INCORPORATED, a Delaware corporation (the "Company"), the BANKS (as defined in the Credit Agreement referred to below) signatories hereto and BANK OF AMERICA, N.A., as Issuing Bank and as Agent (as such terms are defined in the Credit Agreement referred to below).

          WHEREAS, the Company, the Banks, the Agent and the Issuing Bank are party to that certain Credit Agreement dated as of July 30, 1999 (the "Credit Agreement"; capitalized terms used herein without definition having the respective meanings set forth therein);

          WHEREAS, certain terms and provisions of the Credit Agreement have been waived or modified pursuant to a Waiver dated as of October 26, 1999;

          WHEREAS, except as provided in the Waiver described above, the Credit Agreement and the other Loan Documents remain in full force and effect according to their terms and have not been amended or modified; and

          WHEREAS, as of the date hereof, the principal amount of Loans outstanding under the Credit Agreement is $130,000,000; and

          WHEREAS, Bank of America, the Company and certain other Borrower Parties have entered into a Pre-Workout Agreement dated as of November 19, 1999 concerning, among other matters, negotiations and discussions relative to the Loans made pursuant to the Credit Agreement and additional extensions of credit requested by the Company; and

          WHEREAS, the Company has requested additional extensions of credit from the Banks and has requested certain amendments to the Credit Agreement; and

          WHEREAS, the Banks are willing to extend additional credit to the Company and to amend the Credit Agreement on the terms and subject to the conditions set forth herein;

          NOW, THEREFORE, in consideration of the agreement herein contained, the parties hereto agree as follows:


                                    ARTICLE I

                                   AMENDMENTS

          SECTION 1.1. Definitions. Section 1.01 of the Credit Agreement is amended as set forth below.

          SECTION 1.1.1. Applicable Margin. The definition of "Applicable Margin" is amended to read as follows:

          "Applicable Margin" means, for each Base Rate Loan and Offshore Rate Loan, during each period set forth below, the applicable rate per annum set forth under the relevant column heading below, provided that, for purposes of
Section 3.08(a) only, the Applicable Margin with respect to Offshore Rate Loans shall not exceed 3.60% per annum:

             Period            Base Rate     Offshore Rate
                                 Loans           Loans
         Closing Date to
        November 29, 1999          0%            1.60%
        November 29, 1999
      to December 31, 1999       1.00%           2.60%
         January 1, 2000
       to January 31, 2000       1.50%           3.10%
        February 1, 2000
       to February 29, 2000      2.00%           3.60%
          March 1, 2000
        to March 31, 2000        2.50%           4.10%
          April 1, 2000
        to April 30, 2000        3.00%           4.60%
     May 1, 2000 to date of
      full satisfaction of       3.50%           5.10%
         all Obligations

          SECTION 1.1.2. Company Pledged Shares. The definition of "Company Pledged Shares" is amended to read as follows:

          "Company Pledged Shares" means each of the shares of (i) Summer Street, (ii) Nordic Holdings, Inc., a Delaware corporation, (iii) Nordic Investors, Inc., a Nevada corporation, (iv) SWEC and (v) HBC, each pledged to the Agent, for the benefit of the Banks and the other Senior Secured Lenders, pursuant to the Company Pledge Agreement.

          SECTION 1.1.3. First Amendment. The following definition shall be inserted in the appropriate alphabetical location:

          "First Amendment" means the First Amendment to Credit Agreement dated as of November 29, 1999 among the Company, the Banks and the Issuing Bank and Agent.

          SECTION 1.1.4. HBC. The following definition shall be inserted in the appropriate alphabetical location:

          "HBC" means Headquarters Building Corporation, a Delaware corporation.

          SECTION 1.1.5. HBC Pledge Agreement. The following definition shall be inserted in the appropriate alphabetical location:

          "HBC Pledge Agreement" means the Pledge Agreement dated November 29, 1999 from HBC to the Agent, for the benefit of the banks and the other Senior Secured Lenders.

          SECTION 1.1.6. HBC Pledged Shares. The following definition shall be inserted in the appropriate alphabetical location:

          "HBC Pledged Shares" means the shares of Summer Street pledged to the Agent, for the benefit of the Banks and the other Senior Secured Lenders, pursuant to the HBC Pledge Agreement.

          SECTION 1.1.7. L/C Commitment. The definition of "L/C Commitment" is amended to read as follows:

          "L/C Commitment" means the commitment of the Issuing Bank to Issue, and the commitment of the Banks severally to participate in, Letters of Credit (including the Existing Letters of Credit) from time to time Issued or outstanding under Article III, in an aggregate amount not to exceed on any date $100,000,000, as the same shall be reduced as a result of a reduction in the L/C Commitment pursuant to Sections 2.05 and 2.07; provided that the L/C Commitment is a part of the Combined Commitments, rather than a separate, independent commitment.

          SECTION 1.1.8. Principal Subsidiary. The definition of "Principal Subsidiary" is amended to read as follows:

          "Principal Subsidiary" means any direct or indirect Subsidiary of the Company which (a) owns directly or indirectly 5% or more of the book value of the assets of the Company and its Subsidiaries on a consolidated basis or (b) has contributed directly or indirectly more than 5% of the gross consolidated revenues of the Company and its Subsidiaries for any one of the preceding four fiscal quarters of the Company, and shall deemed to include HBC, Summer Street and SWMC.

          SECTION 1.1.9. Senior Indebtedness. The following definition shall be inserted in the appropriate alphabetical location:

          "Senior Indebtedness" has the meaning set forth in the Intercreditor Agreement.

          SECTION 1.1.10. SWEC Pledged Shares. The definition of "SWEC Pledged Shares" is amended to read as follows:

          "SWEC Pledged Shares" means each of the shares of (i) SWMC, (ii) SW Engineering, (iii) Stone & Webster Overseas Group, Inc., a Delaware
     corporation, (iv) Belmont Constructors Company, Inc., a Delaware corporation, and (v) Stone & Webster Construction Company, Inc., a Delaware corporation, each pledged to the Agent, for the benefit of the Banks and the other Senior Secured Lenders, pursuant to the SWEC Pledge Agreement.

          SECTION 1.1.11. SW Engineering. The following definition shall be inserted in the appropriate alphabetical location:

          "SW Engineering" means Stone & Webster Engineering Corporation, a Massachusetts corporation.

          SECTION 1.1.12. Termination Date. The definition of "Termination Date" is amended to read as follows:

          "Termination Date" means the earlier to occur of:

                    (a) May 31, 2000; or

                    (b) the date on which the Revolving Loan Commitment Sublimit or the L/C Commitment terminates in accordance with the provisions of this Agreement.

          SECTION 1.2. Correction to Section 2.01. Section 2.01 of the Credit Agreement is amended to read as follows:

          2.01 Amounts and Terms of Commitments .

          Each Bank severally agrees, on the terms and conditions set forth herein, to make loans to the Company (each such loan, a "Revolving Loan") from time to time on any Business Day during the period from the Closing Date to the Termination Date, in an aggregate amount not to exceed at any time outstanding as to each Bank the amount set forth on Schedule 2.01 opposite such Bank's name under the heading "Revolving Loan Commitment Sublimit" (such amount, as the same may be reduced under Sections 2.05 or 2.07 or as a result of one or more assignments under Section 11.08, the Bank's "Revolving Loan Commitment Sublimit"); provided, however, that, after giving effect to any Borrowing of Revolving Loans, (i) the Effective Amount of all outstanding Revolving Loans shall not at any time exceed the Combined Revolving Loan Commitment Sublimit; and (ii) the Effective Amount of all outstanding Revolving Loans and the Effective Amount of the U.S. Dollar Equivalent of all L/C Obligations shall not at any time exceed the Combined Commitments; and provided further, that (i) the Effective Amount of the Revolving Loans of any Bank shall not at any time exceed such Bank's Revolving Loan Commitment Sublimit and (ii) the Effective Amount of the Revolving Loans of any Bank plus the participation of such Bank in the Effective Amount of the U.S. Dollar Equivalent of all L/C Obligations shall not at any time exceed such Bank's Commitment. Within the limits of each Bank's Revolving Loan Commitment Sublimit, and subject to the other terms and conditions hereof, the Company may borrow with respect to Revolving Loans under this Section 2.01, prepay under Section 2.06 and reborrow with respect to Revolving Loans under this Section 2.01 until November 28, 1999.

          SECTION 1.3.  Prohibition of New Offshore Rate Loans and Reborrowings.
Section 2.03 of the Credit Agreement is amended by adding the following paragraph (f) at the end thereof:

          (f) After November 28, 1999, the Company may not elect to have a Loan be made as, or converted into or continued as, an Offshore Rate Loan and may not reborrow any Revolving Loans prepaid by the Company.

          SECTION 1.4. Prohibition of Conversion Into or Continuation of Offshore Rate Loans. Section 2.04 of the Credit Agreement is amended by adding the following paragraph (g) at the end thereof:

          (g) After November 28, 1999, the Company may not elect to have a Loan converted into or continued as an Offshore Rate Loan.

          SECTION 1.5. Exception to Section 2.07(d). Section 2.07(d) of the Credit Agreement is amended to read as follows;

          (d) Subject to the provisions of Section 2.07(e), if the Company or any of its Subsidiaries shall at any time or from time to time make or agree to make a Disposition, then (i) the Company shall promptly notify the Agent of such proposed Disposition (including the amount of the estimated Net Proceeds to be received by the Company in respect thereof) and (ii) promptly upon receipt by the Company or its Subsidiary of the Net Proceeds of such Disposition, the Company shall prepay Loans in an aggregate amount equal to the amount of such Net Proceeds.

          SECTION 1.6. Proceeds of Sale of Headquarters Building. Section 2.07(e) of the Credit Agreement is amended to read as follows:

          (e) If Summer Street shall sell the Headquarters Building, the Company shall promptly notify the Agent of the estimated Net Proceeds of such sale to be received by the Company or Summer Street in respect thereof. If an Event of Default shall have occurred and be continuing at the time of the closing of the sale, the Company shall cause the entire Net Proceeds of the sale to be paid to the Agent for application pursuant to the Intercreditor Agreement and Section 2.07(h). If no Event of Default has occurred and is continuing at the time of the closing of the sale, the Company shall cause the Net Proceeds to be applied as follows: (i) the first $140,000,000 shall be paid to the Agent for application pursuant to Section 2.07(h); the balance shall be retained by the Company for working capital. For purposes of calculating Net Proceeds for purposes of this Section 2.07(e), the costs and taxes deducted from the gross proceeds of sale pursuant to clauses (a) and (b) of the definition of Net Proceeds shall not exceed $2,500,000 and the amounts deducted from the gross proceeds of sale pursuant to clause (c) of the definition of Net Proceeds shall not include any payments on account of Liens in favor of the Agent.

          SECTION 1.7. Proceeds of New Equity. Section 2.07 of the Credit Agreement is amended by adding the following paragraph (i) at the end thereof:

          (i) Upon consummation of any issuance of any equity securities of the Company or any of its Subsidiaries, the Company shall cause an amount equal to 50% of the aggregate cash and non-cash proceeds received or receivable in connection therewith (net of reasonable out-of-pocket costs and expenses paid or incurred in connection therewith in favor of any Person not an Affiliate of the Company) in excess of $25,000,000 (on a cumulative basis for all issuances of equity securities occurring after the Closing Date) to be paid to the Agent for application pursuant to Section 2.07(h).

          SECTION 1.8. Interest Rate For Offshore Rate Loans. Section 2.09(a) of the Credit Agreement is amended to read as follows:

          (a) Each Revolving Loan shall bear interest on the outstanding principal amount thereof from the applicable Borrowing Date at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be (and subject to the Company's right to convert to other Types of Loans under
     Section 2.04), plus the Applicable Margin, provided that, after November 28, 1999, during any period in which the Base Rate plus the Applicable Margin for Base Rate Loans exceeds the Offshore Rate plus the Applicable Margin for Offshore Rate Loans, each Offshore Rate Loan shall bear interest at the Base Rate plus the Applicable Margin for Base Rate Loans.

          SECTION 1.9. Interest Rate After Event of Default. Section 2.09(c) of the Credit Agreement is amended to read as follows:

          (c) Notwithstanding clause (a) of this Section 2.09, while any Event of Default exists or after acceleration of any of the Obligations hereunder, the Company shall pay interest (after, as well as before, entry of judgment thereon to the extent permitted by law) on the principal amount of all outstanding Loans, at a rate per annum which is determined by adding 2% per annum to the Applicable Margin then in effect for such Loans and, in the case of Obligations not subject to an Applicable Margin, at a rate per annum which is determined by adding 2% per annum plus the Applicable Margin for Base Rate Loans to the Base Rate (the "Default Rate"); provided, however, that, on and after the expiration of any Interest Period applicable to any Offshore Rate Loan outstanding on the date of occurrence of such Event of Default or acceleration, the principal amount of such Loan shall, during the continuation of such Event of Default or after acceleration, bear interest at a rate per annum which is determined by adding 2% per annum plus the Applicable Margin for Base Rate Loans to the Base Rate.

          SECTION 1.10. Restructuring Fee. Section 2.10 of the Credit Agreement is amended by adding the following paragraph (c) at the end thereof:

          (c) Amendment, Waiver and Restructuring Fee. On the earlier of (i) January 31, 2000 and (ii) the date of sale of the Headquarters Building, the Company shall pay to the Agent for the account of each Bank, pro-rata according to each Bank's Commitment, an amendment, waiver and restructuring fee in the aggregate amount of $575,000.

          SECTION 1.11. Letter of Credit Fees. Section 3.08(a) of the Credit Agreement is amended to read as follows:

          3.08 Letter of Credit Fees . (a) The Company shall pay to the Agent for the account of each of the Banks a letter of credit fee with respect to the Letters of Credit equal to (i) the Applicable Margin with respect to Offshore Rate Loans, in the case of Financial Letters of Credit, and (ii)
     (A) prior to November 29, 1999, fifty percent (50%) of the Applicable Margin with respect to Offshore Rate Loans and (B) from and after November 29, 1999, the Applicable Margin with respect to Offshore Rate Loans less 50 basis points, in the case of Non-Financial Letters of Credit, each calculated on a per annum basis of the U.S. Dollar Equivalent on the average daily maximum amount available to be drawn of the outstanding Letters of Credit, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon Letters of Credit outstanding for that quarter as calculated by the Agent. Such letter of credit fees shall be due and payable quarterly in arrears on the last
     Business Day of each calendar quarter during which Letters of Credit are outstanding, commencing on the first such quarterly date to occur after the Closing Date, through the Termination Date (or such later date upon which the outstanding Letters of Credit shall expire), with the final payment to be made on the Termination Date (or such later expiration date).

          SECTION 1.12. No Further Increase in Commitments. Section 4.10 of the Credit Agreement is deleted.

          SECTION 1.13. Additional Conditions to Credit Extensions. Article V of the Credit Agreement is amended by adding the following section 5.04 at the end thereof:

          5.04 Additional Conditions to Certain Credit Extensions.

               (a) The obligation of each Bank to make any Revolving Loan to be made by it which would increase the Effective Amount of all outstanding Revolving Loans to an amount in excess of $140,000,000 is subject to the satisfaction of the following conditions precedent on the relevant Borrowing Date:

                    (i) Summer Street shall have entered into a binding contract for the sale of the Headquarters Building and such contract shall have been assigned to the Agent, for the benefit of the Banks and the other Senior Secured Lenders, as additional Collateral; and

                    (ii)  The  Company  shall  have   retained  a   professional
          consultant in accordance with the provisions of Section 7.14(g).

               (b) The obligation of each Bank to make any Revolving Loan to be made by it which would increase the Effective Amount of all outstanding Revolving Loans to an amount in excess of $150,000,000 is subject to the satisfaction of the following conditions precedent on the relevant Borrowing Date:

                    (i)  The  Company  shall  have   satisfied  the   conditions
          precedent set forth in Section 5.04(a); and

                    (ii)  Summer   Street   shall  have   obtained   the  Boston
          Redevelopment Authority's approval of the purchaser of the Headquarters Building under the contract referenced in Section 5.04(a)(i) and any other approval required by the 121A Agreements for Summer Street to sell the Headquarters Building pursuant to the contract.

          SECTION 1.14. Solvency. Section 6.20 of the Credit Agreement is amended to read as follows:

          6.20 Solvency . Each of the Company and its Subsidiaries is Solvent and, immediately after giving effect to the consummation of the transactions contemplated by this Agreement, each of the Company and its Subsidiaries will be Solvent.

               For purposes of this Section 6.20 the term "Solvent" shall mean, with respect to any Person, that:

               (a) the assets of such Person,  at a fair  valuation,  exceed the
     total  liabilities  (including  contingent,   subordinated,  unmatured  and
     unliquidated liabilities) of such Person; and

               (b) based on current projections, which are based on underlying assumptions which provide a reasonable basis for the projections and which reflect such Person's judgment based on present circumstances of the most likely set of conditions and such Person's most likely course of action for the period projected, such Person believes it has sufficient cash flow to enable it to pay its Indebtedness as it matures.

               For purposes of this Section 6.20, the "fair valuation" of the assets of any Person shall be determined on the basis of the amount which may be realized within a reasonable time, either through collection or sale of such assets at the regular market value, conceiving the latter as the amount which could be obtained for the property in question within such period by a capable and diligent businessman from an interested buyer who is willing to purchase under ordinary selling conditions.

          SECTION 1.15. Weekly Reporting. Section 7.02 of the Credit Agreement is amended to read as follows:

          7.02 Certificates; Other Information . The Company shall furnish to the Agent and to each Bank:

               (a) concurrently with the delivery of the financial statements referred to in Sections 7.01(a) and (b), a Compliance Certificate executed by a Responsible Officer;

               (b) promptly after the same are available, copies of each annual report, proxy or financial statement or other report or communication sent to the stockholders of the Company, and copies of all annual, regular, periodic and special reports and registration statements which the Company may file or be required to file with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934, and not otherwise required to be delivered to the Bank pursuant to other provisions of this Section, including, without limitation, any disclosure required by the SEC in connection with the Year 2000 problem;

               (c) upon the request of the Agent or any Bank, a copy of the Company's and its Subsidiaries' plan, timetable and budget to address the Year 2000 problem;

               (d) promptly, such additional information regarding the business, financial or corporate affairs of the Company or any Subsidiary as the Agent, at the request of any Bank, may from time to time request; and

               (e) on a weekly basis, a report in such form, substance and detail as the Agent reasonably may request concerning the Company's and the Subsidiaries' current cash position, current and projected sources and uses of cash, vendor payments and vendor payables, the status of material contracts and the comparison of actual results versus the budget provided pursuant to Section 2.1.15 of the First Amendment.

          SECTION 1.16. Section 7.07(c) Correction. Section 7.07(c) of the Credit Agreement is amended by replacing "indebtedness" with "Indebtedness".

          SECTION 1.17. Use of Proceeds. Section 7.12 of the Credit Agreement is amended to read as follows:

          7.12 Use of Proceeds . The Company shall use the proceeds of the Loans
     (i) to refinance a portion of outstanding indebtedness of the Company to the Prior Bank Lenders in an aggregate principal amount up to $110,670,728.59; (ii) to pay expenses and costs associated with the Loans; and (iii) to provide for general corporate purposes, including funding working capital needs and issuing Letters of Credit. The Company shall use proceeds of Loans which cause the Effective Amount of all outstanding Revolving Loans to exceed $130,000,000 solely to pay vendors of the Company and its Subsidiaries.

          SECTION 1.18. Additional Collateral. Section 7.14(c) of the Credit Agreement is amended to read as follows:

          (c) The Company shall, and shall cause each of its Subsidiaries to, execute and deliver to the Agent such amendments to the Mortgages executed by The Nordic Group and such other documents as the Agent may request and shall take all other action as the Agent may reasonably request to grant, perfect, or maintain the perfected status of security interests or liens in property of the Company or its Subsidiaries in favor of the Agent, for the benefit of the Banks and the other Senior Secured Lenders, and securing the payment and performance of the full amount of all Senior Indebtedness.

          SECTION 1.19. Sale of Headquarters Building. Section 7.14(d) of the Credit Agreement is amended to read as follows:

          (d) The Company shall cause the sale of the Headquarters Building to occur as soon as reasonably possible and any in any event by no later than January 31, 2000. The Company shall cause any contract for the sale of the Headquarters Building to provide for the direct payment to the Agent of the amount required to be paid to the Agent at the closing of the sale pursuant to the provisions of Section 2.07(e) of this Agreement. Promptly upon the execution of any contract for the sale of the Headquarters Building, the Company shall cause the contract of sale and all rights thereunder to be assigned to the Agent, for the benefit of the Banks and the other Senior Secured Lenders, as additional Collateral.

          SECTION 1.20. Sale of The Nordic Group;  Consultant;  Title Insurance.
Section 7.14 of the Credit Agreement is amended by adding the following paragraphs (f), (g) and (h) at the end thereof:

          (f) The Company shall sell The Nordic Group as soon as reasonably possible and in any event by no later than May 31, 2000. The Company will complete preparation of the offering memorandum for the sale of The Nordic Group by December 20, 1999, will establish January 31, 2000 as the final date for the submission of first bids for the purchase of The Nordic Group and will enter into a binding contract for the sale of The Nordic Group by no later than April 30, 2000. Upon request of the Agent and otherwise not less frequently than monthly, the Company shall report to the Agent in writing regarding the status of the sale of The Nordic Group.

          (g) As soon as reasonably possible, and in any event by no later than 5 Business Days of the Effective Date of the First Amendment, the Company shall retain a professional consultant, acceptable to the Banks and reporting directly to senior management and the Board of Directors of the Company, to advise the Company in managing the Company's payables, in managing the use of proceeds of the Loans made pursuant to the additional Commitments provided for in this Agreement, in effecting the sale of the Headquarters Building and in effecting the sale of The Nordic Group.

          (h) The Company will use reasonable best efforts to obtain a policy of title insurance or an indorsement to the existing title policy as soon as reasonably possible insuring the Agent, for itself and the other Senior Secured Creditors, without any exception from coverage for the provisions of Section 7 of Chapter 121A of the General Laws of Massachusetts, that the amended Mortgage encumbering the Headquarters Building secures payment and performance of the full amount of the Senior Indebtedness, with a policy limit in the amount of $190,000,000.

          SECTION 1.21. Deletion of Financial Covenants. Sections 8.09, 8.10 and
8.11 of the Credit Agreement are deleted.

          SECTION 1.22. Permitted Dispositions. Section 8.03(b) of the Credit Agreement is amended to read as follows:

          (b) dispositions of assets required by Sections 7.14(d) or 7.14(e) or permitted by Section 8.07;

          SECTION 1.23. Collateral Pool; Uncommitted Lines. Section 8.06 of the Credit Agreement is amended to read as follows:

          8.06 Limitation on Capital Expenditures . The Company shall not, nor shall it permit any of its Subsidiaries to, create, assume or incur, or permit any of its Subsidiaries to create, assume or incur, capital expenditures; except capital expenditures not exceeding in the aggregate in any fiscal year $20,000,000 plus an amount, not exceeding $15,000,000, resulting from the reclassification of software development costs into capital expenditures.

          SECTION 1.24. Collateral Pool; Uncommitted Lines. Section 8.18 of the Credit Agreement is amended to read as follows:

          8.18 Collateral Pool; Uncommitted Lines . The Company will not permit the total amount of Indebtedness outstanding under this Agreement and the Uncommitted Lines which is secured by the Collateral Pool at any time to exceed $268,000,000 in the aggregate, and the Company will not permit the Indebtedness outstanding under the Uncommitted Lines at any time to exceed $8,000,000 in the aggregate.

          SECTION 1.25. Failure of Sale of Headquarters Building. Section 9.01(c) of the Credit Agreement is amended to read as follows:

          (c) Specific Defaults . The Company or any Subsidiary fails to perform or observe any term, covenant or agreement contained in any of Section 7.01, 7.12, 7.13 or 7.14(d) or in Article VIII; or

          SECTION 1.26. Failure to Reduce Revolving Loans. Section 9.01 of the Credit Agreement is amended adding the following paragraph (p) at the end thereof:

          (p) The Company shall fail to reduce the Effective Amount of Revolving Loans and the Combined Revolving Loan Commitment Sublimit to $20,000,000 or less on or before January 31, 2000.

          SECTION 1.27. Schedule of Commitments. Schedule 2.01 of the Credit Agreement is amended by substituting Schedule 2.01 attached hereto for such Schedule.

          SECTION 1.28. Form of Notice of Borrowing. Exhibit A to the Credit Agreement is amended by substituting Exhibit A attached hereto for such Exhibit.

          SECTION 1.29. Form of Compliance Certificate. Exhibit C to the Credit Agreement is amended by substituting Exhibit C attached hereto for such Exhibit.


                                   ARTICLE II

                                   CONDITIONS

          SECTION 2.1. Effective Date. This Agreement shall become effective as of the date first above written (the "Effective Date") when all of the conditions set forth in this Article shall have been, or shall be concurrently with the effectiveness hereof, satisfied or waived.

          SECTION 2.1.1. Execution of Agreement. Each of the Agent, the Issuing Bank and the Banks shall have received counterparts of this Agreement duly executed by each of the Company, the Guarantors, Headquarters Building Corporation ("HBC"), Summer Street, SWMC, the Agent, the Issuing Bank and the Banks.

          SECTION 2.1.2. Certificate re Representations and Warranties; No Event of Default. The Company shall have delivered to the Agent an certificate of a Responsible Officer, dated the Effective Date, certifying that, after giving effect to this Agreement, the representations and warranties of the Company contained in the Credit Agreement shall be true on and as of the Effective Date (except to the extent that any such representations or warranties relate to a specific prior date or period) and that, after giving effect to this Agreement, there exists no Event of Default or Default as of the Effective Date.

          SECTION 2.1.3. Consents. The Company shall have delivered to the Agent a certificate of a Responsible Officer, dated the Effective Date, certifying that any necessary consents, waivers, approvals, authorizations, registrations, filings and notifications in connection with the authorization, execution and delivery of this Agreement have been obtained or made and are in full force and effect.

          SECTION 2.1.4. New Promissory Notes. The Company shall have executed and delivered to the Agent, for the account of the Banks, new Notes reflecting the increased Commitments provided for in this Agreement.

          SECTION 2.1.5. Additional Guarantors. Each of HBC, Summer Street and SWMC shall have become an Additional Guarantor pursuant to the provisions of
Section 7.13 of the Credit Agreement.

          SECTION 2.1.6. Amended and Restated Security Agreement. The Company, each Guarantor, HBC, Summer Street and SWMC shall have executed and delivered to the Agent an Amended and Restated Security Agreement encumbering all their personal property in favor of the Agent, for itself and the other Senior Secured Lenders.

          SECTION 2.1.7. Amendment to Summer Street Mortgage. Summer Street shall have executed and delivered to the Agent an amendment to the Mortgage encumbering the Headquarters Building providing that Mortgage will secure payment and performance of the full amount of the Senior Indebtedness (as such term is defined in the Intercreditor Agreement) to the maximum extent permitted by law, such amendment shall have been duly recorded, and the Agent shall have received either (a) a policy of title insurance insuring the Agent, for itself and the other Senior Secured Creditors, that the amended Mortgage secures payment and performance of the full amount of the Senior Indebtedness or (b) an opinion of Massachusetts counsel, addressed to the Agent and the Banks, in form and substance acceptable to the Banks, concerning the amended Mortgage.

          SECTION 2.1.8. Reaffirmation of Assignment of Leases and Rents. Summer Street and SWEC shall have executed and delivered to the Agent a reaffirmation of the Assignment of Leases and Rents encumbering the Headquarters Building and such reaffirmation shall have been duly recorded.

          SECTION 2.1.9. Reaffirmation of Subordination Agreement. SWEC shall have executed and delivered to the Agent a reaffirmation of the Subordination Agreement and such reaffirmation shall have been duly recorded.

          SECTION 2.1.10. SWEC Leasehold Mortgage. SWEC shall have executed and delivered to the Agent a Mortgage encumbering its leasehold interest in the Headquarters Building securing payment and performance of all Senior Indebtedness (as such term is defined in the Intercreditor Agreement), and such Mortgage shall have been duly recorded.

          SECTION 2.1.11. Transfer and Pledge of Shares in Summer Street. The Company shall have transferred its shares of Summer Street to HBC subject to the Company Pledge Agreement and HBC shall have entered into a Pledge Agreement substantially in the form of the SWEC Pledge Agreement with respect to the shares of Summer Street.

          SECTION 2.1.12. Amendment to Company Pledge Agreement. The Company shall have executed and delivered to the Agent a Pledge Amendment substantially in the form of Schedule IV to the Company Pledge Agreement with respect to all its stock in HBC and SWEC.

          SECTION 2.1.13. Amendment to SWEC Pledge Agreement. SWEC shall have executed and delivered to the Agent a Pledge Amendment substantially in the form of Schedule IV to the SWEC Pledge Agreement with respect to all its stock in Stone & Webster Engineering Corporation, Stone & Webster Overseas Group, Inc., Stone & Webster Construction Company, Inc., and Belmont Constructors Company, Inc.

          SECTION 2.1.14. Declarations Concerning the Headquarters Building and The Nordic Group. The Company shall have delivered to the Agent a sworn affidavit or declaration made under penalty of perjury executed by a Responsible Officer therein attesting that, in the opinion of such Responsible Officer, as of the date of such attestation, the core business of the Company and its Subsidiaries consists of engineering, construction and consulting and neither the Headquarters Building nor The Nordic Group is necessary to the conduct of such core business except insofar as such property provides financial support therefor, and that the Company intends to sell, or cause to be sold, the Headquarters Building and The Nordic Group.

          SECTION 2.1.15. Cash Flow Projections; Schedule of Use of Funds; Certification. The Company shall have delivered to the Agent cash flow projections for the next six months, including a detailed budget of the Company's proposed use, based on circumstances as they exist on the date hereof, of the proceeds of the Loans to be made pursuant to the additional Commitments provided for in this Agreement, in form and substance acceptable to the Banks and certified by a Responsible Officer as constituting the Company's best estimate of its sources and uses of cash for the next six months based on all information currently available to the Company. The certificate of the
Responsible Officer shall also include a certification that the Company has thoroughly reviewed all current material contracts of the Company and its Subsidiaries; that, based on facts known to the Responsible Officer as of the date hereof, the Responsible Officer is satisfied that to the best of his knowledge the Company has taken all reserves that are necessary to be taken as of the date hereof, and has appropriately estimated all completion costs as of the date hereof, in respect of the material contracts to which it is currently a party; that the Responsible Officer has informed the Board of Directors of the Company of such conclusion; and that the Responsible Officer has supplied all information, and taken all action, requested by the Board in connection therewith. The certificate of the Responsible Officer shall also include a certification that, based on facts known to the Responsible Officer as of the date hereof, the Company expects to obtain all surety bonds necessary for the Company to perform in accordance with the budget specified above.

          SECTION 2.1.16. Power of Attorney. Summer Street shall have executed, acknowledged and delivered to the Agent a power of attorney, which power of attorney shall be coupled with an interest, authorizing the Agent, as attorney in fact for Summer Street, after January 31, 2000, to execute such documents as may be necessary to enter into a contract for the sale of the Headquarters Building, to consummate any contract for the sale of the Headquarters Building which Summer Street may have entered into, and to convey title to the Headquarters Building to the purchaser thereunder.

          SECTION 2.1.17. Other Documents. The Company shall have delivered to the Agent such opinions of counsel, certified copies of corporate resolutions, signature authorizations, good standing certificates, opinions of counsel, or other materials as the Agent may request.

          SECTION 2.1.18. Payment of Bridge Loan Fee. The Company shall have paid to the Agent for the account of each Bank, pro-rata according to each Bank's Commitment, a bridge loan fee in the aggregate amount of $450,000.

          SECTION 2.1.19. Payment of Arrangement Fee. The Company shall have paid to the Agent for the account of the Agent an arrangement fee in the amount set forth in a separate agreement between the Company and the Agent.

          SECTION 2.1.20. Payment of Restructuring Costs. The Company shall have paid or reimbursed the Bank of America and the other Banks for all costs and expenses of the type specified in Section 11.04 of the Credit Agreement incurred by Bank of America or the Banks as of the date of this Agreement, including estimated but unbilled Attorney Costs and other professional fees.


                                   ARTICLE III

           CONSENT AND REAFFIRMATIONS OF GUARANTORS AND OTHER PARTIES

          SECTION 3.1. Guarantors. Each of the Guarantors hereby consents to the terms of this Agreement and hereby confirms and agrees that its guaranty under the Guaranty is, and shall continue to be, in full force and effect and is hereby ratified and confirmed in all respects. Each of the Guarantors party to a Collateral Document confirms and agrees that, except as the same may be amended in writing as contemplated by this Agreement, each Collateral Document to which it is a party is, and shall continue to be, in full force and effect and is hereby ratified and confirmed in all respects.

          SECTION 3.2. Other Borrower Parties. Each of Summer Street and SWMC hereby consents to the terms of this Agreement and hereby confirms and agrees that, except as the same may be amended in writing as contemplated by this Agreement, each Collateral Document to which it is a party is, and shall continue to be, in full force and effect and is hereby ratified and confirmed in all respects.

          SECTION 3.3. Intercreditor Agreement. Each of the Guarantors hereby confirms and agrees that the Intercreditor Agreement is, and shall continue to be, in full force and effect and is hereby ratified and confirmed in all respects. Each of HBC, Summer Street and SWMC consents to the Intercreditor Agreement and agrees to be bound by all the terms and provisions applicable to it.


                                   ARTICLE IV

                                    WAIVERS.

          SECTION 4.1. Waiver of Claims. EACH OF THE COMPANY, THE GUARANTORS, SUMMER STREET AND SWMC (COLLECTIVELY, THE "RELEASORS") HEREBY WAIVES, RELEASES AND FOREVER DISCHARGES THE BANKS, THE AGENT AND THE ISSUING BANK (AND THEIR OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS AND AFFILIATES) FROM, AND COVENANTS NOT TO SUE ANY OF THE BANKS, THE AGENT AND THE ISSUING BANK (OR ANY OF THEIR OFFICERS, DIRECTORS, EMPLOYEES, AGENTS, ATTORNEYS AND AFFILIATES) WITH RESPECT TO, ANY AND ALL CLAIMS, DEMANDS, CAUSES OF ACTION, DEFENSES, AND OFFSETS HELD BY THE RELEASORS EXISTING ON OR PRIOR TO THE DATE HEREOF, WHETHER KNOWN OR UNKNOWN, ARISING OUT OF OR RELATED TO THE LOAN DOCUMENTS OR THE CREDIT FACILITIES PROVIDED FOR IN THE CREDIT AGREEMENT. SUCH WAIVER AND RELEASE INCLUDES ANY AND ALL CLAIMS, DEMANDS, CAUSES OF ACTION, DEFENSES AND OFFSETS ARISING OUT OF THE NEGOTIATIONS AMONG THE COMPANY, THE AGENT AND THE BANKS WHICH COMMENCED APPROXIMATELY OCTOBER 26, 1999 CONCERNING THE EXTENSION OF ADDITIONAL CREDIT FACILITIES TO THE COMPANY.

          SECTION 4.2. Waiver of Unknown Claims. The Releasors each specifically waive the benefit of the provisions of section 1542 of the California Civil Code, to the extent applicable, and of any similar rule of law. Section 1542 of the California Civil Code provides:

          "A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR."

          SECTION 4.3. Limitation on Waivers. Nothing in this Agreement shall constitute a waiver of any claim, demand, cause of action, defense or offset arising out of any breach of the Loan Documents occurring after the Effective Date.

          SECTION 4.4. Waiver of Benefits of Automatic Stay. The Company, HBC, Summer Street and Stone & Webster Engineering Corporation ("SW Engineering") acknowledge and agree that the Company is entering into this Agreement for the purpose of reorganizing the financial affairs of the Company and its subsidiaries. The Company, HBC, Summer Street and SW Engineering acknowledge and agree that the Banks are entering into this Agreement in reliance on the Company's covenants to cause the sale of the Headquarters Building, to sell the Nordic Group and to the apply the Net Proceeds of such sales as provided for in the Credit Agreement, as amended hereby. The Company represents that the core business of the Company and its Subsidiaries consists of engineering, construction and consulting, that neither the Headquarters Building nor The Nordic Group are necessary to the conduct of such core business, and that neither the Headquarters Building nor The Nordic Group are necessary to the reorganization of the Company. In order to assure the Banks the benefit of their bargain and to induce the Banks to enter into this Agreement, the Company, HBC, Summer Street and SW Engineering hereby waive the benefit of the automatic stay provided for in 11 U.S.C. 362 with respect to their interests in the Headquarters Building, The Nordic Group and the outstanding shares of Summer Street in any bankruptcy case or proceeding in which the Company, HBC, Summer Street or SW Engineering may become debtors.

          SECTION 4.5. Waiver re Noncompliance With Section 7.01(b). Each of the Agent, the Issuing Bank and the undersigned Banks hereby waives until December 1, 1999 any Event of Default that might be deemed to occur or to be continuing solely as a result of noncompliance by the Company with the provisions of
Section 7.01(b) of the Credit Agreement with respect to the fiscal quarter of the Company ending September 30, 1999.

          SECTION 4.6. Waiver re Noncompliance With Section 7.02(a). Each of the Agent, the Issuing Bank and the undersigned Banks hereby waives until December 1, 1999 any Event of Default that might be deemed to occur or to be continuing solely as a result of noncompliance by the Company with the provisions of
Section 7.02(a) of the Credit Agreement with respect to the financial statements referred to in Section 7.01(b) of the Credit Agreement for the fiscal quarter of the Company ending September 30, 1999.

          SECTION 4.7. Waiver re MHI Vendor Payment Agreement; Permitted Lien. Each of the Agent, the Issuing Bank and the undersigned Banks consents to the execution of the Vendor Payment Agreement ("VPA") dated as of November 8, 1999 by and among SW Engineering and Mitsubishi Heavy Industries, Ltd. ("MHI") and to the transactions contemplated therein and waives compliance with Sections 8.01,
8.02 and 8.03 of the Credit Agreement solely to the extent necessary to permit the assignments by SW Engineering to MHI contemplated by the VPA. Each of the Agent, the Issuing Bank and the undersigned Banks agrees that any Lien created pursuant to the VPA shall constitute a "Permitted Lien" under the Credit Agreement.


                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES.

          SECTION 5.1. Reaffirmation of Representations and Warranties in Credit Agreement. The Company represents and warrants to the Agent and each Bank that, after giving effect to this Agreement, the representations and warranties of the Company contained in the Credit Agreement shall be true on and as of the Effective Date (except to the extent that any such representations or warranties relate to a specific prior date or period) and that, after giving effect to this Agreement, there exists no Event of Default or Default as of the Effective Date.

          SECTION 5.2. Due Authorization, No Conflict or Violation of Law. Each of the Company and the other Borrower Parties party hereto represents and warrants to the Agent and each Bank that the execution, delivery and performance by such Person of this Agreement and each other Loan Document to which such Person is party have been duly authorized by all necessary corporate action, and do not and will not:

          (a)  contravene  the  terms  of  any  of  that  Person's  Organization
     Documents;

          (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Person is a party or any order, injunction, writ or decree of any Governmental Authority to which such Person or its property is subject; or

          (c) violate any Requirement of Law.


                                   ARTICLE VI

                                 MISCELLANEOUS.

          SECTION 6.1. Limitation on Scope of Amendments. Except as expressly provided in Article I hereof, and except as the same may be amended in writing as contemplated by this Agreement, all of the representations, warranties, terms, covenants, conditions, Deafults and Events of Default of or under the Credit Agreement and the other Loan Documents shall remain unamended and shall continue to be, and shall remain, in full force and effect in accordance with their respective terms. The amendments set forth herein shall be limited precisely as provided for herein, and shall not be deemed to be an amendment of, consent to or modification of any other term, provision or Default or Event of Default of or under the Credit Agreement or of any term or provision of any other Loan Document or of any transaction or further or future action on the part of the Company which would require the consent of any of the Agent, the Issuing Bank or any Bank under the Credit Agreement . SECTION 6.2. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

          SECTION 6.3. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed to be an original but all of which shall constitute together but one and the same instrument.

          SECTION 6.4. Governing Law. This Agreement shall be governed by and construed in accordance with the law of the State of California.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers duly authorized thereunto as of the day and year first above written.


                          STONE & WEBSTER, INCORPORATED


                           By: _______________________________
                                  Name:   Gerard A. Halpin, III
                                  Title:  Treasurer


                           BANK OF AMERICA, N.A.,
                           as Agent


                           By: _______________________________
                                  Name:   Gina Meador
                                  Title:  Vice President


                           BANK OF AMERICA, N.A.,
                           as Issuing Bank


                           By: _______________________________
                                  Name:   Therese Fontaine
                                  Title:  Principal


                           BANK OF AMERICA,  N.A.,
                           as a Bank


                           By: _______________________________
                                  Name:   Therese Fontaine
                                  Title:  Principal


                           ARAB BANKING CORPORATION,
                           NEW YORK BRANCH
                           as a Bank


                           By: _______________________________
                                  Name:   Richard B. Whelan
                                  Title:  Attorney in Fact


                           THE CHASE MANHATTAN BANK,
                           as a Bank


                           By: _______________________________
                                  Name:   John McDonagh
                                  Title:  Managing Director


                           HSBC BANK USA,
                           as a Bank


                           By: _______________________________
                                  Name:   Renata Szirmai
                                  Title:  Vice President


The undersigned consent and agree to the foregoing:

STONE & WEBSTER ENGINEERS AND CONSTRUCTORS, INC.
STONE & WEBSTER ENGINEERING CORPORATION
STONE & WEBSTER CONSTRUCTION COMPANY, INC.
STONE & WEBSTER OVERSEAS GROUP, INC.
STONE & WEBSTER INTERNATIONAL PROJECTS CORPORATION
NORDIC INVESTORS, INC.
PROJECTS ENGINEERS, INCORPORATED
AEC INTERNATIONAL PROJECTS, INC.
NORDIC HOLDINGS, INC.
NORDIC REFRIGERATED SERVICES, INC.
SUMMER STREET REALTY CORPORATION
STONE & WEBSTER MANAGEMENT CONSULTANTS, INC.
HEADQUARTERS BUILDING CORPORATION


By: _________________________________
     Name:     Gerard A. Halpin, III
     Title:    Treasurer


BELMONT CONSTRUCTORS COMPANY, INC.



By: _________________________________
     Name:     Daniel P. Sullivan
     Title:    Vice President


NORDIC TRANSPORTATION SERVICES, INC.
NORDIC RAIL SERVICES, INC.



By: _________________________________
     Name:     James P. Jones
     Title:    Secretary


NORDIC REFRIGERATED SERVICES, LIMITED PARTNERSHIP

By:   Nordic Holdings, Inc., as General Partner



By: _________________________________
     Name:     Gerard A. Halpin, III
     Title:    Treasurer

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

On October 27, 1999 the Company announced its intention to sell the Nordic Refrigerated Services business unit (Nordic) and its corporate headquarters building in Boston, Massachusetts. The Company is seeking buyers for Nordic and on December 28, 1999 sold its corporate headquarters building. Accordingly, the Nordic results have been classified as a discontinued operation and prior periods have been reclassified. The Company's continuing operations are composed of the Engineering, Construction and Consulting business.

Unless noted otherwise, earnings per share calculations disclosed are on a diluted basis.

RESULTS OF CONTINUING OPERATIONS - 1999 COMPARED WITH 1998

The Company's Engineering, Construction and Consulting revenue was $1,168 in 1999, a decrease of 4 percent from the $1,214 reported in 1998. Income from continuing operations for 1999 was $15.3 or $1.17 per share, which includes $92.2 or $7.03 per share from the sale of the Company's corporate headquarters building, compared with a loss from continuing operations of $54.6, or $4.24 loss per share for 1998. The operating loss for 1999 was $115.0 compared with an operating loss of $81.0 in 1998. New orders for 1999 were $1,106 compared with $1,331 for 1998. New orders consist of the net total of new orders, scope changes and cancellations. Consistent with the nature of the Company's business, significant new contracts can create variability in the Company's awards pattern. Backlog was $2,574 at December 31, 1999 compared to $2,636 at December 31, 1998.

Components of earnings per share in 1999 and 1998 were:

                                                          1999        1998
--------------------------------------------------------------------------------
Continuing operations                                   $(0.27)     $(0.55)
Provisions for significant loss contracts                (5.61)      (4.18)
Pension related items                                     0.02        0.34
Asset divestitures                                        7.03        0.15
--------------------------------------------------------------------------------
 Earnings (loss) per share from continuing
   operations                                             1.17       (4.24)
--------------------------------------------------------------------------------
Discontinued operation                                    0.39        0.41
--------------------------------------------------------------------------------
Earnings (loss) per share                                $1.56      $(3.83)
--------------------------------------------------------------------------------

For the years ended December 31, 1999 and 1998, the Company's results included significant nonrecurring items. Operating income from continuing operations excluding nonrecurring items, for 1999 was $20.7 compared with $22.7 in 1998. Net income excluding nonrecurring items, was $4.5, compared with $9.1 in 1998.

NONRECURRING ITEMS - 1999

During 1999, the Company recorded a loss of $122.6 ($73.6 after tax or $5.61 per share) in contract related provisions, primarily due to increases in estimated costs to complete several international, lump sum contracts. Projects in Africa and the United Kingdom recorded $74.2 of charges in the first quarter of 1999 due to various factors including owner-directed technical and schedule changes and increases in scope of the authorized contracts. In the third quarter of 1999, a provision of $10.4 on three domestic lump sum contracts was recorded to reflect increases in the estimated costs to complete. Additionally, in the fourth quarter of 1999, while the Company was working to improve its liquidity position, delays in payments to vendors adversely impacted delivery of vendor materials and services and, consequently, job scheduling and sequencing were affected. As a result, provisions of $38.0 were established for additional expenditures to accelerate certain projects and for increased anticipated costs to complete other projects.

In the fourth quarter of 1999, the Company sold its corporate headquarters building in Boston, Massachusetts, resulting in a gain of $151.3 ($92.2 after tax or $7.03 per share). The gain on sale was reported as other income.

In the fourth  quarter of 1999,  the Company  announced  a  voluntary  Incentive
Retirement Program. Of approximately 230 employees eligible for increased benefits under the program, 164 elected to receive the increased benefits. The cost of providing these benefits, calculated as the present value of the enhanced pension benefits, was $13.1 ($7.9 after tax or $0.60 per share) and is reported as an operating expense.

As discussed in "Nonrecurring Items - 1998 and 1997," in 1999 no additional amount was provided and no estimated recovery of claims was recorded related to a contract being executed by a joint venture in the Middle East.

The financial statement impact of 1999 nonrecurring items is summarized in the following table:

NONRECURRING ITEMS - 1999


                                                                                           Continuing
                                                                                           Operations
                                              Incentive     Sale of         Significant    Excluding
                                Continuing    Retirement    Headquarters    Contract       Nonrecurring
         $000s                  Operations    Program       Building        Provisions     Items
-------------------------------------------------------------------------------------------------------
Revenue                         $1,167,848     $      -     $      -        $(100,000)     $1,267,848
Cost of revenue                  1,212,979            -            -           22,600       1,190,379
-------------------------------------------------------------------------------------------------------
Gross profit (loss)                (45,131)           -            -         (122,600)         77,469
General and administrative
  expenses                          69,893       13,102            -                -          56,791
-------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations           (115,024)     (13,102)           -         (122,600)         20,678
-------------------------------------------------------------------------------------------------------
Gain on sale of assets             151,251            -      151,251                -               -
-------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                    $   15,336     $ (7,861)    $ 92,236        $ (73,560)     $    4,521
-------------------------------------------------------------------------------------------------------
Income (loss) per share              $1.17       $(0.60)       $7.03           $(5.61)          $0.35
-------------------------------------------------------------------------------------------------------

NONRECURRING ITEMS - 1998

During 1998, the Company recorded a loss of $87.3 ($53.9 after tax or $4.18 per share) for contract related provisions, primarily due to increases in estimated costs to complete several international lump sum contracts. These contracts, in Africa, Taiwan and the Middle East, were reviewed and re-estimated during the fourth quarter of 1998, and recovery of claims was re-evaluated resulting in $68.8 of charges, excluding reversal of income recognized earlier in the year on certain of those projects. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than losses incurred to date. Operating losses of $18.5 were recorded in connection with these projects in the first three quarters of 1998.

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

The financial statement impact of 1998 nonrecurring items is summarized in the following table:

NONRECURRING ITEMS - 1998


                                                                                       Continuing
                                                                                       Operations
                                              Incentive     Sale of                    Significant    Excluding
                                Continuing    Retirement    Office      Fixed Asset    Contract       Nonrecurring
         $000s                  Operations    Program       Building    Write Down     Provisions     Items
-------------------------------------------------------------------------------------------------------------------
Revenue                         $1,214,468     $      -      $     -    $     -        $ 90,986       $1,123,482
Cost of revenue                  1,224,157            -            -          -         178,260        1,045,897
-------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                 (9,689)           -            -          -         (87,274)          77,585
General and administrative
  expenses                          71,335       13,129       (3,066)     6,367               -           54,905
-------------------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations            (81,024)     (13,129)       3,066     (6,367)        (87,274)          22,680
-------------------------------------------------------------------------------------------------------------------
Income (loss) from
  continuing operations         $  (54,608)    $ (7,943)     $ 1,993    $(3,838)       $(53,891)      $    9,071
-------------------------------------------------------------------------------------------------------------------
Income (loss) per share             $(4.24)      $(0.61)       $0.15     $(0.30)         $(4.18)           $0.70
-------------------------------------------------------------------------------------------------------------------

REVENUE

The Company's Engineering, Construction and Consulting revenue was $1,168 in 1999, a decrease of 4 percent from the $1,214 reported for the same period last year. The decrease in revenue was primarily due to a 21 percent decrease in the Process/Industrial division related to petrochemical market conditions, and a 3 percent decrease in the Power division. These decreases were partially offset by revenue increases of 28 percent in the Environmental/Infrastructure division resulting from increased remediation, transportation and water projects, and a 37 percent increase in Other, principally from increased management consulting revenues.

REVENUE BY DIVISION

                                                                       Percent
          $000s             1999          1998        Incr/(Decr)    Incr/(Decr)
--------------------------------------------------------------------------------
Power                   $  594,324     $  610,013     $(15,689)          (3)%
Process/Industrial         337,069        424,698      (87,629)         (21)%
Environmental/
  Infrastructure           140,555        109,989       30,566           28%
Other                       95,900         69,768       26,132           37%
--------------------------------------------------------------------------------
Total revenue           $1,167,848     $1,214,468     $(46,620)          (4)%
--------------------------------------------------------------------------------

NEW ORDERS AND BACKLOG

Power division orders of $854 in 1999 decreased by 20 percent from the $1,070 in orders for 1998, primarily as a result of lower than anticipated demand by energy companies in the first half of 1999. However, 1999 power orders increased substantially in the second half and reflected increased awards for nuclear services, as well as combined-cycle plants. The 1999 new orders do not include an award for a 720-megawatt combined-cycle power plant expected to be booked in the first half of 2000 after completion of owner financing. The 76 percent decline in Process/Industrial division orders reflect the protracted weakness in the petrochemical industry, which is the customer base for the Company's process technology, the lingering effects of the economic slowdown in Asia, which had been a major market for new process plant construction, and being more selective with Industrial market opportunities in cement, forest products and chemical sectors. Environmental/Infrastructure division orders increased significantly in 1999 as a result of growth in remediation, transportation and water projects.

The 1998 orders reported as Other in the table includes backlog acquired through the acquisition of Belmont Constructors and Power Technologies, Inc.

New orders by division and backlog for 1999 and 1998 were:

NEW ORDERS BY DIVISION

                                                                       Percent
          $000s             1999          1998        Incr/(Decr)    Incr/(Decr)
--------------------------------------------------------------------------------
Power                   $  854,344     $1,070,117     $(215,773)        (20)%
Process/Industrial          77,208        323,265      (246,057)        (76)%
Environmental/
  Infrastructure           121,107       (168,861)      289,968         172%
Other                       53,492        106,811       (53,319)        (50)%
--------------------------------------------------------------------------------
New orders (net)        $1,106,151     $1,331,332     $(225,181)        (17)%
--------------------------------------------------------------------------------

BACKLOG

                                                                       Percent
          $000s                          1999            1998        Incr/(Decr)
--------------------------------------------------------------------------------
Beginning backlog                     $2,636,166     $ 2,519,302          5%
New orders                             1,106,151       1,331,332        (17)%
Revenue                               (1,167,848)     (1,214,468)        (4)%
--------------------------------------------------------------------------------
Ending backlog                        $2,574,469     $ 2,636,166         (2)%
--------------------------------------------------------------------------------

The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The Company has obtained approval from the owner to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project. Had the TPPI project been cancelled as of December 31, 1999, and if resale of the olefins plant was unlikely to be completed, the Company would have recorded a pre-tax charge of $76.8 representing project working capital plus current procurement commitments, net of the estimated salvage value of procured equipment and materials. On a similar basis, the pre-tax charge would have been $72.4 in 1998. The TPPI project is included in the Company's backlog in the amounts of $398 and $451, respectively, at December 31, 1999 and 1998.

DISCONTINUED OPERATION

The Nordic Refrigerated Services business unit (Nordic) has been classified as a discontinued operation and prior periods have been reclassified. In the fourth quarter of 1998, the Company acquired The Nordic Group, which provides refrigerated warehouse services from eleven locations, primarily in the southeastern United States. Nordic provides low cost, energy efficient refrigerator and freezer storage facilities, customized material handling services, and blast freezing capacity. It serves primarily two groups of customers: prepared food manufacturers, who require cold storage and logistics services in their distribution channels, and poultry producers, who require blast freezing and storage capacity.

Revenue increased by 36 percent in 1999, due to the acquisition of The Nordic Group and to increased volume and space utilization at the Company's existing facilities. The decrease in operating margin percentage resulted from higher nonrecurring costs associated with restructuring preacquisition facilities.

Revenue and income from the discontinued operation were:

         $000s                                            1999        1998
--------------------------------------------------------------------------------
Revenue                                                 $46,768     $34,312
Operating income                                          8,576       8,490
Income tax expense                                        3,440       3,184
--------------------------------------------------------------------------------
Income from discontinued operation                      $ 5,136     $ 5,306
--------------------------------------------------------------------------------
Operating margin                                          18.3%       24.7%
--------------------------------------------------------------------------------

PENSION RELATED ITEMS

Pension related items, which reduced operating expenses, were $0.4 in 1999 compared with $7.3 in 1998. These items increased net income by $0.2 (or $0.02 per share) in 1999 compared with $4.4 (or $0.34 per share) in 1998.

PENSION (INCOME) EXPENSE

         $000s                                            1999        1998
--------------------------------------------------------------------------------
Net pension credit on qualified U.S. plan              $(14,488)    $(20,677)
Foreign pension expense                                   1,004          203
Incentive Retirement Program                             13,102       13,129
--------------------------------------------------------------------------------
Total pension related items                            $   (382)    $ (7,345)
--------------------------------------------------------------------------------
After-tax total pension related items                  $   (229)    $ (4,444)
--------------------------------------------------------------------------------
Total pension related items per share                    $(0.02)      $(0.34)
--------------------------------------------------------------------------------

The pension credit is the result of a plan that is funded in excess of the projected benefit obligation and the amortization of the SFAS 87 net transition asset of $9.8 in 1998. The transition asset was fully amortized in 1998. The plan is overfunded primarily due to favorable asset performance.

OTHER INCOME AND EXPENSE

The 1999 results include a $151.3 gain on the sale of the Company's corporate headquarters building in Boston, Massachusetts. Net interest expense was $10.6 in 1999 compared with $0.4 in 1998. Interest expense increased due to the higher levels of working capital needed to fund operating losses and bank debt related to the 1998 acquisition of The Nordic Group.

INCOME TAX PROVISION

The income tax provision (benefit) from continuing operations resulted in effective tax rates of 40.1 percent in 1999 and (32.9) percent in 1998. The 1999 provision was higher than the United States statutory rate primarily because of state income taxes. The Company had a valuation allowance of $9.1 at December 31, 1998 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance increased by $4.1 to a balance of $13.2 at December 31, 1999. The increase was due to state and foreign entity losses. The valuation allowance at December 31, 1999 was composed of $2.2 relating to the carryforwards of international subsidiaries and $11.0 relating to state net operating loss carryforwards.

RESULTS OF CONTINUING OPERATIONS - 1998 COMPARED WITH 1997

Engineering, Construction and Consulting revenue for 1998 was $1,214, a decrease of 6.5 percent from the $1,299 reported in 1997. The operating loss for 1998 was $81.0 compared with operating income of $40.0 in 1997. The loss from continuing operations for 1998 was $54.6, or $4.24 per share, compared with income from continuing operations of $29.2, or $2.25 per share for 1997. New orders for 1998 of $1,331 were equal to new orders reported for 1997. Backlog increased to $2,636 at December 31, 1998 from $2,519 at December 31, 1997.

During the first quarter of 1998, the Company acquired the assets of Belmont Constructors ("Belmont"), a full service construction firm that serves clients in the petrochemical, chemical, and power markets. In the third quarter of 1998, the Company acquired Power Technologies, Inc. ("PTI") in exchange for 232,273 shares of Company stock and a potential further distribution of shares contingent on future PTI income. PTI provides software, educational programs and consulting services to the electric power industry. These acquisitions contributed approximately $72.2 to revenue and $(3.4) to the Company's net loss.

Nonrecurring charges of $103.7 incurred in 1998, consisted of costs of $13.1 for the Incentive Retirement Program, charges of $6.4, primarily to write down computer equipment, and $87.3 to provide for estimated losses on several lump sum contracts, principally in the international Power market. These items were partially offset by a gain of $3.1 associated with the sale of the Cherry Hill property.

The Company executed a fixed price contract in the Middle East for the engineering, procurement and construction of a power plant. Due to several factors, including subcontractor performance and schedule delays, the estimated cost to complete this contract increased during 1998. The Company is also providing engineering services, under a fixed price contract, for nuclear power services in Taiwan. Due to increases in scope and changes in availability of qualified local engineering support, the 1998 estimated cost to complete this contract was anticipated to exceed the contract value. Accordingly, the Company recognized losses of $33.8 in 1998 on these two contracts.

In the contract provisions recognized in the fourth quarter of 1998, the Company reduced its estimate of recoverability of claims and change orders that have not yet received client approval. The Company recognized in 1998 approximately $35 in revenue for unapproved change orders, representing, in management's judgment, a conservative estimate of the probable amount to be realized.

In 1997, the Company relocated its corporate offices from New York to Boston and consolidated several corporate functions with those of its principal engineering subsidiary. Office space in the former corporate offices was sublet or disposed of in 1997 and 1998 under terms consistent with the provisions recorded in 1996. Corporate office costs were reduced by $3.3 between 1998 and 1997.

Components of earnings per share in 1998 and 1997 were:

         $000s                                            1998        1997
--------------------------------------------------------------------------------
Continuing operations                                   $(0.55)      $2.16
Provisions for significant loss contracts                (4.18)      (1.20)
Pension related items                                     0.34        0.80
Divested operations                                          -        0.08
Asset divestitures                                        0.15        0.41
--------------------------------------------------------------------------------
  Earnings (loss) per share from continuing
    operations                                           (4.24)       2.25
--------------------------------------------------------------------------------
Discontinued operation                                    0.41        0.34
--------------------------------------------------------------------------------
Earnings (loss) per share                               $(3.83)      $2.59
--------------------------------------------------------------------------------

NONRECURRING ITEMS - 1998 AND 1997

During 1998, the Company recorded a loss of $87.3 ($53.9 after tax or $4.18 per share) in contract related provisions, primarily due to increases in estimated costs to complete several international, lump sum contracts. The Company sold an office building in 1998 for $13.5 in cash, resulting in a gain of $3.1 ($2.0 after tax or $0.15 per share), which was reported as operating income. In 1998, the Company offered a voluntary Incentive Retirement Program at a cost of $13.1 ($7.9 after tax or $0.61 per share) which was reported as an operating expense. Also in 1998, the Company wrote down the value of various fixed assets, primarily computer equipment, and reduced the estimated useful life for computer equipment resulting in charges of $3.8 ($2.3 after tax or $0.18 per share) and $2.6 ($1.6 after tax or $0.12 per share), respectively.

In 1997, the Company recorded a loss of $25.8 ($15.5 after tax or $1.20 per share) related to a contract being executed by a joint venture in the Middle East. The joint venture has filed claims related to this contract but no estimated recovery for these claims is included in the 1997, 1998 or 1999 results. The joint venture has been notified of claims of approximately $62.0, which have been submitted by a subcontractor who has filed for arbitration. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture to its client. In the fourth quarter of 1997, the Company completed the sale of an office building in Boston for $20.0, consisting of cash and a note receivable. The Company reported a gain of $8.9 ($5.4 after tax or $0.41 per share) on the sale of the property which was reported in part as operating income of $7.9 with the remaining $1.0 reported as a gain on sale of assets. Divested operations in 1997 included cash proceeds of $1.6 ($1.0 after tax or $0.08 per share) from the liquidation of the Binghamton Cogeneration Partnership.

The financial statement impact of 1997 nonrecurring items is summarized in the table below:

NONRECURRING ITEMS - 1997

                                                                                        Continuing
                                                                                        Operations
                                              Middle        Gain from                   Excluding
                                Continuing    East Joint    Sale of       Divested      Nonrecurring
         $000s                  Operations    Venture       Assets        Operations    Items
-----------------------------------------------------------------------------------------------------
Revenue                         $1,299,220     $      -     $     -       $             $1,299,220
Cost of revenue                  1,190,697       25,781           -        (1,612)       1,166,528
-----------------------------------------------------------------------------------------------------
Gross profit (loss)                108,523      (25,781)          -         1,612          132,692
General and administrative
  expenses                          68,571            -      (7,954)            -           76,525
-----------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations             39,952      (25,781)      7,954         1,612           56,167
-----------------------------------------------------------------------------------------------------
Income (loss) from
  continuing operations         $   29,151     $(15,469)    $ 5,363        $1,048       $   38,209
-----------------------------------------------------------------------------------------------------
Income (loss) per share              $2.25       $(1.20)      $0.41         $0.08            $2.96
-----------------------------------------------------------------------------------------------------

REVENUE

Engineering, Construction and Consulting revenue decreased from $1,299 in 1997 to $1,214 in 1998. Process/Industrial division revenue declined by 32 percent. This decrease was largely related to the lingering effects of the economic slowdown in Asia, where much of the Company's process work had been conducted, and to the suspension of the TPPI project. The 13 percent increase in Power division revenue was a result of increased order bookings in 1997 and 1998, primarily for lump sum international projects. The increase in Other revenue primarily reflects the acquisitions of Belmont and PTI during 1998.

REVENUE BY DIVISION

                                                                       Percent
          $000s              1998          1997      Incr/(Decr)     Incr/(Decr)
--------------------------------------------------------------------------------
Power                     $  610,013    $  537,809    $ 72,204           13%
Process/Industrial           424,698       621,539    (196,841)         (32)%
Environmental/
  Infrastructure             109,989       108,165       1,824            2%
Other                         69,768        31,707      38,061          120%
--------------------------------------------------------------------------------
Total revenue             $1,214,468    $1,299,220    $(84,752)          (7)%
--------------------------------------------------------------------------------

NEW ORDERS AND BACKLOG

New orders for 1998 were approximately equal to those of 1997. Power division orders of $1,070 increased by 67 percent from the $641 in orders for 1997. Increases in Power division orders, primarily from domestic clients, reflect the effects of deregulation on the power industry. The 46 percent decline in Process/Industrial division orders reflects the protracted weakness in the Petrochemical Industry, which is the customer base for the Company's process technology and the lingering effects of the economic slowdown in Asia which had been a major market for new process plant construction. Environmental/Infrastructure division orders include an adjustment of $533 resulting primarily from backlog reduction on task order contracts booked in 1996 and earlier. For indefinite delivery and indefinite quantity contracts, the Company has adopted the policy of recording only funded and released tasks in backlog, and the backlog reduction reflects the application of this change to previously booked contracts. The increase in orders reported as Other in the table includes the backlog acquired through the acquisitions of Belmont and PTI.

New orders by division and backlog for 1998 and 1997 were:

NEW ORDERS BY DIVISION

                                                                       Percent
          $000s              1998          1997       Incr/(Decr)    Incr/(Decr)
--------------------------------------------------------------------------------
Power                     $1,070,117    $  640,843    $ 429,274          67%
Process/Industrial           323,265       597,796     (274,531)        (46)%
Environmental/
  Infrastructure            (168,861)       55,542     (224,403)       (404)%
Other                        106,811        36,789       70,022         190%
--------------------------------------------------------------------------------
New orders (net)          $1,331,332    $1,330,970    $     362           -
--------------------------------------------------------------------------------

BACKLOG

                                                                       Percent
         $000s                              1998          1997       Incr/(Decr)
--------------------------------------------------------------------------------
Beginning backlog                       $2,519,302     $2,487,552         1%
New orders                               1,331,332      1,330,970         -
Revenue                                 (1,214,468)    (1,299,220)       (7)%
--------------------------------------------------------------------------------
Ending backlog                          $2,636,166     $2,519,302         5%
--------------------------------------------------------------------------------

DISCONTINUED OPERATION

Revenue for Nordic Refrigerated Services increased by 47 percent in 1998, due to the acquisition of The Nordic Group and to increased volume and space utilization at the Company's existing facilities. The increase in 1998 operating income was due to the inclusion of The Nordic Group, in part offset by increased claims and direct labor costs resulting from the higher volume.

Revenue and income from the discontinued operation were:

         $000s                                            1998        1997
--------------------------------------------------------------------------------
Revenue                                                 $34,312      $23,320
Operating income                                          8,490        7,340
Income tax expense                                        3,184        2,981
--------------------------------------------------------------------------------
Income from discontinued operation                        5,306        4,359
--------------------------------------------------------------------------------
Operating margin                                          24.7%        31.5%
--------------------------------------------------------------------------------

PENSION RELATED ITEMS

Pension related items, which reduced operating expenses, were $7.3 in 1998 compared with $17.1 in 1997. These items increased net income by $4.4 (or $0.34 per share) in 1998 compared with $10.3 (or $0.80 per share) in 1997. In 1998, the Company offered an Incentive Retirement Program at a cost of $13.1 which was reported as a reduction of income from pension related items.

PENSION (INCOME) EXPENSE

         $000s                                            1998        1997
--------------------------------------------------------------------------------
Net pension credit on qualified U.S. plan              $(20,677)   $(18,337)
Foreign pension expense                                     203       1,238
Incentive Retirement Program                             13,129           -
--------------------------------------------------------------------------------
Total pension related items                            $ (7,345)   $(17,099)
After-tax total pension related items                  $ (4,444)   $(10,345)
--------------------------------------------------------------------------------
Total pension related items per share                    $(0.34)     $(0.80)
--------------------------------------------------------------------------------

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

INCOME TAX PROVISION

The income tax (benefit) provision from continuing operations resulted in effective tax rates of (32.9) percent in 1998 and 32.9 percent in 1997. The 1998 benefit was lower than the United States statutory rate primarily because of nonutilization of foreign losses. The Company had a valuation allowance of $3.6 at December 31, 1997 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance increased by $5.5 to a balance of $9.1 at December 31, 1998. The increase was due to domestic and international net operating losses. The valuation allowance at December 31, 1998 was composed of $2.0 relating to the carryforwards of international subsidiaries and $7.1 relating to state net operating loss carryforwards.

FINANCIAL CONDITION AND LIQUIDITY

Cash and cash equivalents increased by $61.0 during 1999. Net cash used for operating activities of $50.8 reflects the operating loss of $115.0 offset by a decrease in operating working capital (which consists of accounts receivable and costs and revenue in excess of billings less accounts payable and billings in excess of costs and revenue recognized) and depreciation and amortization expense. The decrease in operating working capital was primarily due to provisions for increased anticipated costs to complete certain projects and additional expenditures to accelerate other projects. Net cash provided by investing activities of $186.7 includes proceeds of $187.0 from the sale of the Company's headquarters building, and proceeds from a note receivable reduced by purchases of fixed assets used in the Company's operations. Net cash used by financing activities of $74.4 reflects the repayment of bank loans and long-term debt and the payment of dividends, offset by the $15.4 sale of treasury stock to the Employee Retirement Plan. Total debt was $45.1 at December 31,1999, compared to $130.8 at December 31, 1998.

As of the end of the third quarter of 1999, the Company had fully drawn the cash available to it under its credit facility and the amount of the Company's past due trade payables had increased, with certain of the Company's vendors and subcontractors having delayed work to be performed by them. As a result, provisions were established in the fourth quarter of 1999 for acceleration of certain of the affected projects. In order to improve the Company's cash liquidity, the Company retained financial advisors who are continuing to work with the Company to arrange both interim and longer term financing, to restructure the Company's balance sheet and assist with the planned sale of Nordic.

On November 29, 1999, the Company reached an agreement with its principal bank-lending group to expand and extend its current credit facility. Under the agreement, the borrowing facility was increased by $30.0 to a maximum of $160.0 and extended through May 31, 2000. Upon sale of the Boston headquarters building, $140.0 of borrowings was repaid permanently reducing the amount available to be borrowed to $20.0. As of December 31, 1999, the entire $20.0 available for direct borrowings had been borrowed and $88.2 of letters of credit were outstanding under this new agreement. In addition, at December 31, 1999, $7.2 of letters of credit were outstanding under other bank arrangements. As of December 31, 1999, the Company had foreign subsidiary banking facilities available totaling $8.4 of which $2.8 was utilized. The available amount for issuance of letters of credit was $11.8 as of December 31, 1999.

The Company has experienced recurring operating losses and liquidity problems during the past year. To address these issues, on April 14, 2000, the Company completed negotiations and entered into an agreement with its current lending group to extend the credit facility to January 31, 2001. The amended credit facility contains certain quarterly financial covenants and stipulates that proceeds from the sale of the discontinued operation will be used to repay the outstanding direct borrowings and to provide support to the lending group for the Company's outstanding letters of credit. The remaining proceeds will be used to enhance the Company's working capital position. The credit agreement also requires the Company to deposit with the lending group $ 5.0 per month for three months beginning in October 2000, as additional support for the Company's letters of credit.

In light of the Company's liquidity needs, on October 26, 1999 and January 25, 2000, the Board of Directors decided to forego the Company's quarterly dividend which had previously been $0.15 per share. During 1999, the Company also suspended making purchases under its share repurchase program, which is described in Note N to the consolidated financial statements, and no shares were purchased during the year.

The Company enters into forward exchange contracts to hedge anticipated foreign currency procurement related to contract execution. The Company's forward exchange contracts do not subject the Company to significant risk from exchange rate movements, because gains and losses on such contracts offset losses and gains, respectively, on the procurement transactions being hedged. Although the Company cannot accurately predict changes in foreign currency exchange rates, management does not believe that such changes will have a material impact.

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

Outstanding debt consisted of the following as of December 31, 1999 and 1998:

         $000s                                            1999        1998
--------------------------------------------------------------------------------
Long-term (primarily mortgage debt)                     $20,938     $ 24,197
Lease debt (primarily for office equipment)               1,356          206
Bank loans                                               22,793      106,350
--------------------------------------------------------------------------------
Total debt                                              $45,087     $130,753
--------------------------------------------------------------------------------

OTHER ACCOUNTING MATTERS

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement implementation date was modified by FAS 137 and is effective for fiscal years beginning after June 15, 2000. The Company will adopt the new standard on January 1, 2001. Management is evaluating the impact this Statement may have on the Company's financial statements.

YEAR 2000 COMPLIANCE

The Company evaluated and upgraded its computer applications in part to ensure their functionality with respect to the Year 2000.

The Company completed its evaluation of all software and information systems which it uses and implemented the systems and programming changes necessary to address the Year 2000 issue during 1999. Key financial systems became compliant through implementation of new enterprise-wide financial systems. The primary objective of implementing these new systems was to improve access to financial information of the Company and to implement a state-of-the-art project accounting system. Therefore, costs related to this implementation effort were not considered Year 2000 compliance costs.

The Company's Year 2000 readiness review of material customers, major suppliers and third party software and hardware vendors was completed in 1999 and, based upon this review, management does not believe that the Company will experience any significant exposure.

The  cost  to  correct   internal   systems  and  review  external  systems  was
approximately $0.5.

Readers are cautioned that forward-looking statements contained in the Year 2000 Issue disclosure should be read in conjunction with the Company's disclosures under the heading: "Forward- Looking Information."


Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This Management's Discussion and Analysis and other sections of this Annual Report contain forward-looking statements that are based on Management's best judgment as to what may occur in the future. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, the uncertain timing of awards and contracts, changes in regulatory environments, changes in project schedules, changes in trade, monetary and fiscal policies world-wide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights, increasing competition by foreign and domestic companies and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts.)
--------------------------------------------------------------------------------

                                                Years ended December 31,
                                            1999          1998          1997
--------------------------------------------------------------------------------
Revenue                                  $1,167,848    $1,214,468    $1,299,220
Cost of revenue                           1,212,979     1,224,157     1,190,697
--------------------------------------------------------------------------------
   Gross profit (loss)                      (45,131)       (9,689)      108,523
General and administrative expenses          69,893        71,335        68,571
--------------------------------------------------------------------------------
Operating income (loss)                    (115,024)      (81,024)       39,952
Other income (expense):
   Gain on sale of assets                   151,251             -           985
   Interest income                            2,328         3,679         4,269
   Interest expense                         (12,959)       (4,076)       (1,739)
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before provision for
  taxes                                      25,596       (81,421)       43,467
Income tax provision (benefit)               10,260       (26,813)       14,316
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations                                 15,336       (54,608)       29,151
Income from discontinued operation,
  net of taxes                                5,136         5,306         4,359
--------------------------------------------------------------------------------
Net income (loss)                            20,472       (49,302)       33,510
--------------------------------------------------------------------------------
Other comprehensive income - change
  in cumulative translation adjustment         (640)       (7,502)           75
--------------------------------------------------------------------------------
Comprehensive income (loss)              $   19,832    $  (56,804)   $   33,585
================================================================================

Per share amounts:
Basic earnings (loss) per share:
   Continuing operations                      $1.17        $(4.24)        $2.27
   Discontinued operation                      0.39          0.41          0.34
--------------------------------------------------------------------------------
     Total earnings (loss) per share          $1.56        $(3.83)        $2.61
--------------------------------------------------------------------------------
Diluted earnings (loss) per share:
   Continuing operations                      $1.17        $(4.24)        $2.25
   Discontinued operation                      0.39          0.41          0.34
--------------------------------------------------------------------------------
     Total earnings (loss) per share          $1.56        $(3.83)        $2.59
--------------------------------------------------------------------------------
Dividends declared per share                  $0.45        $ 0.60         $0.60
================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts.)
--------------------------------------------------------------------------------

                                                              December 31,
ASSETS                                                     1999          1998
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                              $106,481     $  45,492
  Accounts receivable                                     288,824       293,240
  Costs and revenue recognized in excess of billings       98,663        79,102
  Deferred income taxes                                    41,286        20,338
  Other                                                       404           638
--------------------------------------------------------------------------------
     Total current assets                                 535,658       438,810

Fixed assets, net                                          73,837       219,157
Domestic prepaid pension cost                             157,089       155,703
Net assets of discontinued operation                      112,110             -
Assets held for sale                                        6,744         6,744
Note receivable                                                 -        15,150
Prepaid expenses                                           11,719         9,378
Other assets                                               36,139        36,545
--------------------------------------------------------------------------------
                                                         $933,296      $881,487
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
  Bank loans                                             $ 22,793      $106,350
  Current portion of long-term debt                         2,344         2,175
  Accounts payable, principally trade                     161,218       113,139
  Billings in excess of costs and revenue recognized      247,961       206,492
  Accrued liabilities                                      76,612        80,036
  Accrued taxes                                            17,371        12,034
--------------------------------------------------------------------------------
     Total current liabilities                            528,299       520,226

Long-term debt                                             19,950        22,228
Deferred income taxes                                      49,482        33,030
Other liabilities                                          11,216        14,427
Commitments and contingencies (Note M)
Shareholders' equity:
  Preferred stock, no par value
    Authorized:  2,000,000 shares
    Issued:  none
  Common stock, $1 par value
    Authorized:  40,000,000 shares
    Issued:  17,731,488 shares, including shares
      held in treasury                                     17,731        17,731
  Capital in excess of par value of common stock           42,579        54,625
  Retained earnings                                       382,016       367,358
  Accumulated other comprehensive income (loss)           (10,347)       (9,707)
--------------------------------------------------------------------------------
                                                          431,979       430,007
--------------------------------------------------------------------------------
  Less:  Common stock held in treasury, at cost
           (3,554,102 and 4,692,933 shares,
           respectively)                                   92,091       122,030
         Employee stock ownership and restricted
           stock plans                                     15,539        16,401
--------------------------------------------------------------------------------
                                                          107,630       138,431
--------------------------------------------------------------------------------
Total shareholders' equity                                324,349       291,576
--------------------------------------------------------------------------------
                                                         $933,296      $881,487
================================================================================

 The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands.)
--------------------------------------------------------------------------------

                                                 Years ended December 31,
                                             1999          1998          1997
--------------------------------------------------------------------------------
Common stock:
  Balance at beginning and end of year     $ 17,731     $  17,731     $  17,731
--------------------------------------------------------------------------------
Retained earnings:
  Balance at beginning of year              367,358       424,287       398,342
  Income tax benefit of Employee Stock
    Ownership Plan dividends                     64            92           124
  Net income (loss)                          20,472       (49,302)       33,510
  Dividends declared                         (5,878)       (7,719)       (7,689)
--------------------------------------------------------------------------------
Balance at end of year                      382,016       367,358       424,287
--------------------------------------------------------------------------------
Accumulated other comprehensive income
  at beginning of year                       (9,707)       (2,205)       (2,280)
Change in cumulative translation
  adjustment                                   (640)       (7,502)           75
--------------------------------------------------------------------------------
Accumulated other comprehensive income
  at end of year                            (10,347)       (9,707)       (2,205)
--------------------------------------------------------------------------------
Capital in excess of par value of
  common stock:
   Balance at beginning of year              54,625        51,426        50,480
   Excess (deficit) of market value over
     cost of treasury shares issued:
      Under restricted stock plans           (1,393)           30             7
      Under stock plans                           -            53            88
      On sale to Employee Retirement
        Plan                                (10,655)            -             -
   Excess of exercise price over cost
     of treasury shares issued under
     the stock option plans                       -           138           406
   Tax benefit for shares issued under
     restricted stock plans, net                  2            17             3
   Issuance of stock for acquisitions             -         2,961             -
   Acceleration of stock options                  -             -           442
--------------------------------------------------------------------------------
   Balance at end of year                    42,579        54,625        51,426
--------------------------------------------------------------------------------
Common stock in treasury:
  Balance at beginning of year             (122,030)     (127,070)     (125,724)
  Cost of treasury shares:
    Sold to Employee Retirement Plan         26,005             -             -
      (1,000,000 shares)
    Issued under stock plans (4,039,
      3,509 and 5,310 shares in 1999,
      1998 and 1997, respectively)              104            91           137
    Issued under stock option plans
      (21,250 and 63,500 shares in 1998
      and 1997, respectively)                     -           552         1,638
    Issued under restricted stock plans
      (134,792, 2,224 and 690 shares in
      1999, 1998 and 1997, respectively)      3,830            58            18
    Treasury stock issued for
      acquisitions (232,273 shares in
      1998)                                       -         6,039             -
    Purchased (43,217 and 81,605 shares
      in 1998 and 1997, respectively              -        (1,700)       (3,139)
--------------------------------------------------------------------------------
   Balance at end of year                   (92,091)     (122,030)     (127,070)
--------------------------------------------------------------------------------
Employee stock ownership and restricted
  stock plans:
   Balance at beginning of year             (16,401)      (18,937)      (21,416)
   Payments received from Employee Stock
     Ownership Trust (principal only)         2,815         2,537         2,285
   Market value of shares (issued) under
     restricted stock plans, net             (2,437)          (88)          (25)
   Amortization of market value of
     shares issued under restricted
     stock plans                                484            87           219
--------------------------------------------------------------------------------
  Balance at end of year                    (15,539)      (16,401)      (18,937)
--------------------------------------------------------------------------------
Total shareholders' equity                 $324,349      $291,576      $345,232
================================================================================


         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands.)
--------------------------------------------------------------------------------

                                                 Years ended December 31,
                                              1999          1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                        $  20,472     $ (49,302)    $ 33,510
  Adjustments:
   Income from discontinued operation         (5,136)            -            -
   Restructuring and other charges -
     real estate write-downs                       -        (3,066)      (7,954)
  Depreciation and amortization   `           16,678        23,723       13,681
  Deferred income taxes                       (4,496)      (25,936)       5,761
  Domestic pension credit                     (1,386)       (7,548)     (18,337)
  Gain on sale of assets                    (151,251)            -         (985)
  Amortization of net cost of stock
    plans                                      1,637         1,243        1,379
  Changes in operating assets and
    liabilities:
     Accounts receivable                       4,416      (113,183)       1,843
     Costs and revenue recognized in
       excess of billings                    (19,561)       23,374        7,547
     Accounts payable                         48,079        27,801        8,787
     Billings in excess of costs and
       revenue recognized                     41,469        90,762       11,988
     Accrued taxes                             5,337        (2,655)       7,525
     Accrued liabilities                      (3,424)        1,978       (9,088)
     Prepaid expenses                         (2,341)       (3,982)      (2,334)
   Other                                      (1,317)      (35,677)      29,861
--------------------------------------------------------------------------------
Net cash provided (used) by operating
  activities                                 (50,824)      (72,468)      83,184
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities of U.S.
    Government securities                          -        31,909       93,671
  Purchases of U.S. Government
    securities                                     -             -     (121,574)
  Proceeds from asset divestitures           187,000        13,546        4,919
  Proceeds from note receivable               15,150             -            -
  Payments for acquisitions, net of
    cash acquired                                  -       (79,430)           -
  Purchase of fixed assets                   (15,449)      (20,290)     (25,909)
--------------------------------------------------------------------------------
Net cash provided (used) by investing
  activities                                 186,701      (54,265)      (48,893)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of long-term debt                (2,109)      (1,787)       (1,657)
  Proceeds from bank loans                    62,464      106,350             -
  Payments of bank loans                    (146,021)           -        (5,000)
  Payments from Employee Stock
    Ownership Trust                            4,588        4,588         4,588
  Payments to Employee Stock Ownership
    Trust                                     (2,815)      (2,537)       (4,251)
  Purchase of common stock for treasury            -       (1,700)       (3,139)
  Sale of treasury stock to Employee
    Retirement Plan                           15,350            -             -
  Dividends paid                              (5,878)      (7,719)       (7,689)
--------------------------------------------------------------------------------
Net cash provided (used) by financing
  activities                                 (74,421)      97,195       (17,148)
--------------------------------------------------------------------------------
Net cash (used) by discontinued
  operation                                     (467)           -             -
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                            60,989      (29,538)       17,143
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning
  of year                                     45,492       75,030        57,887
--------------------------------------------------------------------------------
Cash and cash equivalents at end of
  year                                     $ 106,481     $ 45,492      $ 75,030
--------------------------------------------------------------------------------
Supplemental disclosures:
  Cash paid for interest                   $  12,964     $  4,072      $  1,731
  Cash paid for income taxes               $   5,285     $  5,651      $  5,634
  Receipt of note for asset held for
    sale                                           -            -      $ 15,000
--------------------------------------------------------------------------------
  Fair value of assets acquired            $       -     $ 13,653      $      -
  Liabilities assumed                              -       (4,653)            -
--------------------------------------------------------------------------------
                                           $       -     $  9,000      $      -
================================================================================


         The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts.)
--------------------------------------------------------------------------------

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

CASH EQUIVALENTS AND U.S. GOVERNMENT SECURITIES

Cash equivalents consist of overnight repurchase agreements and U.S. Government securities held for cash management purposes having maturities of three months or less from the date of purchase. The carrying amounts for cash, cash equivalents and U.S. Government securities approximate their fair values because of the short maturity of the instruments.

FIXED ASSETS

Fixed assets are stated at cost. Fixed assets include amounts relating to software capitalized for internal use. The costs associated with the application development stage are capitalized, such as direct external costs and directly related internal payroll and payroll related costs. Depreciation and amortization are generally provided on a straight-line basis (accelerated methods for income taxes) over the estimated useful lives of the assets: 31 to 39 years for buildings and 3 to 15 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the useful lives or the remaining terms of the related leases. Upon retirement or sale, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in earnings or loss for the period.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Undistributed earnings of foreign subsidiaries, for which the Company has not provided deferred U.S. income taxes because a taxable distribution of these earnings is not anticipated, total approximately $15,366 at December 31, 1999. On the same basis, deferred U.S. income taxes have not been provided on the cumulative translation adjustment component of comprehensive income. Undistributed earnings represents the accumulated earnings of consolidated international subsidiaries which are being permanently reinvested in their operations. Investment tax credits are accounted for by reducing income taxes currently payable and the provision for income taxes in the period the related assets are placed in service.

TRANSLATION ADJUSTMENTS

Assets and liabilities of international subsidiaries are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reported as a separate component of stockholders' equity. These adjustments account for the balance of accumulated other comprehensive income.

FOREIGN EXCHANGE CONTRACTS

The Company uses derivative financial instruments to hedge equipment and material procurement commitments undertaken as contract activities in the ordinary course of business. The Company's forward exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on such contracts offset losses and gains, respectively, on the assets, liabilities or transactions being hedged. Accordingly, the unrealized gains and losses are deferred and accounted for as part of the underlying transactions. At December 31, 1999, the Company had approximately $2,185 of foreign currency exchange contracts outstanding relating to contract obligations. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults.

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement implementation date was modified by FAS No. 137 and is effective for fiscal years beginning after June 15, 2000. The Company will adopt the new standard on January 1, 2001. Management is evaluating the impact this statement will have on the Company's financial statements.

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

(B)  DISCONTINUED OPERATION

On October 27, 1999, the Company announced its intention to sell the Nordic Refrigerated Services business unit (Nordic). Accordingly, the results have been classified as a discontinued operation and prior periods have been reclassified. The Company does not anticipate a loss on the sale of this segment and, accordingly, no loss provision has been recorded. Income from discontinued operation from the measurement date to December 31, 1999 was $1,537 ($921 after tax).

In October 1998, the Company acquired The Nordic Group, a multi-location privately-owned cold storage company. At the closing, the purchase price of approximately $80,000 was paid, primarily in cash. The Company recorded this transaction using the purchase method of accounting for business combinations. Goodwill related to this transaction amounted to $1,633 which is being amortized over 20 years.

Revenue and income from discontinued operation were:

                                             1999          1998          1997
--------------------------------------------------------------------------------
Revenue                                    $46,768       $34,312       $23,320
Operating income                             8,576         8,490         7,340
Income tax expense                           3,440         3,184         2,981
--------------------------------------------------------------------------------
Income from discontinued operation         $ 5,136       $ 5,306       $ 4,359
--------------------------------------------------------------------------------

Net assets from discontinued operation were:

                                                    1999           1998
--------------------------------------------------------------------------------
Cash                                             $  1,864       $  2,331
Other current assets                                5,933          7,566
Fixed assets, net                                 110,108        114,795
Other assets                                        4,848          2,165
Current liabilities                                (1,201)        (8,487)
Deferred taxes                                     (9,442)        (4,680)
--------------------------------------------------------------------------------
Net assets of discontinued operation             $112,110       $113,690
--------------------------------------------------------------------------------

(C)  DIVESTITURE OF NONCORE ASSETS AND ASSETS HELD FOR SALE

In December 1999, the Company sold its corporate headquarters building in Boston for $187,000, resulting in a gain of $151,251 ($92,236 after tax or $7.03 per share). In 1998, the Company sold its Cherry Hill, New Jersey, office building for $13,546, resulting in a gain of $3,066 ($1,993 after tax or $0.15 per share). In December 1997, the Company sold a building in Boston for $20,000, resulting in a gain of $8,939 ($5,363 after tax or $0.41 per share).

In 1998, the Company acquired ownership of S.C. Wood, LLC (SC Wood) in settlement of claims against a client who failed to fulfill certain contractual obligations. The assets of SC Wood consist primarily of a petroleum products pumping station, and are carried at $6,744 representing the net book value of the services and other advances in connection with the project. The Company plans to sell the operations of SC Wood and therefore the net assets of SC Wood are classified as an asset held for sale in the Company's Consolidated Balance Sheets at December 31, 1999 and 1998.

(D)  ACQUISITIONS

In January 1998, the Company purchased the assets of Belmont Constructors Company, Inc. ("Belmont"). At the closing, the Company paid approximately
$5,300. The final purchase price, which was contingent upon the results of certain long-term contracts, was $3,733. Belmont is principally engaged in providing construction and construction management services to a diverse group of clients in the hydrocarbons, water, industrial and power markets. The Company recorded this transaction using the purchase method of accounting for business combinations. The fair value of assets acquired exceeded the purchase price and, therefore, the long-term assets have been reduced.

In August 1998, the Company completed the acquisition of Power Technologies, Inc. ("PTI"). PTI provides engineering consulting services, develops computer software for use by utility companies, develops and conducts educational courses and develops customized computer hardware. At the closing, the purchase price was paid in the form of 232,723 shares of common stock of the Company having a value of $9,000. Along with certain other contingent cash considerations related to a specific project, PTI shareholders may receive up to 206,518 additional shares of the Company's common stock having a value (based on the stock price used in connection with the initial closing) of up to $8,000 based on meeting certain performance requirements over the next four years. The contingent consideration, if incurred, will be recorded as an adjustment to goodwill. The Company recorded this transaction using the purchase method of accounting for business combinations and recorded goodwill related to this transaction in the amount of $3,354. In 1999, the Company completed its valuation of the carrying value of assets in conjunction with the purchase of PTI. This resulted in a reduction to certain assets and a purchase price adjustment which increased goodwill by $2,093, and is being amortized over 20 years.

In October 1998, the Company acquired The Nordic Group. Refer to Note B for additional information relating to this acquisition.

The results of these acquisitions have been included in the Consolidated Statement of Operations and Comprehensive Income from the respective dates of acquisition. The pro forma unaudited results of operations as though these acquisitions had occurred as of the beginning of 1997, excluding the Nordic discontinued operation, are as follows:

(Unaudited)                                         1998           1997
--------------------------------------------------------------------------------
Revenue                                          $1,258,332     $1,449,725
Operating income (loss)                             (73,015)        16,502
Net income (loss)                                   (49,728)         9,434
--------------------------------------------------------------------------------
Basic earnings (loss) per share                      $(3.86)         $0.74
Diluted earnings (loss) per share                    $(3.86)         $0.73
--------------------------------------------------------------------------------

Pro forma results are not indicative of future performance.

(E)  INCOME TAXES

Income (loss) from continuing operations before income taxes and the components of the income tax provision (benefit) for continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

Income (loss) from continuing                    1999         1998        1997
operations before income taxes:
--------------------------------------------------------------------------------
Domestic                                       $56,836     $(85,058)    $23,479
International                                  (31,240)       3,637      19,988
--------------------------------------------------------------------------------
                                               $25,596     $(81,421)    $43,467
--------------------------------------------------------------------------------
Income tax provisions (benefit) for
  continuing operations:
   Current tax expense (benefit):
     United States                             $   723     $ (5,998)    $ 4,851
     State and local                             6,818        1,491       3,133
     International (1)                           1,298        6,814       3,552
--------------------------------------------------------------------------------
Total current                                    8,839        2,307      11,536
--------------------------------------------------------------------------------
   Deferred tax expense (benefit):
     United States                              16,753      (24,381)      2,699
     State and local                            (3,850)      (3,649)        (48)
     International                             (11,482)      (1,090)        129
--------------------------------------------------------------------------------
Total deferred                                   1,421      (29,120)      2,780
--------------------------------------------------------------------------------
Income tax provision (benefit) for
  continuing operations                        $10,260     $(26,813)    $14,316
--------------------------------------------------------------------------------

(1) Includes taxes, in lieu of income taxes, of $355 in 1999, $291 in 1998, and $921 in 1997 on international projects which are calculated based on gross receipts.

Deferred tax liabilities (assets) are composed of the following:

                                                               December 31,
                                                           1999           1998
--------------------------------------------------------------------------------
Long-term liabilities:
  Depreciation                                          $  4,423       $  5,294
  Retirement                                              63,460         62,099
  Other                                                    1,125            911
--------------------------------------------------------------------------------
Total long-term liabilities                               69,008         68,304

Long-term assets:
  Deferred rent                                           (1,792)        (2,513)
  Employee Stock Ownership Plan interest
    payments and contributions                            (1,369)        (3,317)
  AMT credit carryforward                                 (5,906)        (5,142)
  Foreign net operating loss carryforward                (12,485)        (6,730)
  State net operating loss carryforwards                 (11,013)        (7,149)
  U.S. net operating loss carryforwards                        -        (18,324)
  Noncurrently deductible accruals                          (203)        (1,246)
--------------------------------------------------------------------------------
Total long-term assets                                   (32,768)       (44,421)
--------------------------------------------------------------------------------
Net operating loss valuation allowance                    13,242          9,147
--------------------------------------------------------------------------------
Net long-term deferred tax liabilities                    49,482         33,030
--------------------------------------------------------------------------------
Current assets:
  Vacation pay                                            (4,049)        (4,671)
  Severance pay                                             (458)          (589)
  U.S. net operating loss carryforwards                  (19,685)             -
  Foreign net operating loss carryforward                 (5,993)             -
  State net operating loss carryforwards                  (2,750)          (660)
  Contract reserves                                       (1,564)       (13,771)
  Other                                                   (6,787)          (647)
--------------------------------------------------------------------------------
Total current deferred tax assets                        (41,286)       (20,338)
--------------------------------------------------------------------------------
Net deferred tax liabilities                            $  8,196       $ 12,692
--------------------------------------------------------------------------------

The Company, as a result of the net operating loss (NOL), paid $706 of federal alternative minimum tax ("AMT") in 1999. The AMT credit carryforward was $5,906 at December 31, 1999. This AMT credit can be carried indefinitely to reduce future federal income taxes payable.

The Company had a valuation allowance of $9,147 at December 31, 1998 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1999 was an increase of $4,095 for a total valuation allowance of $13,242 at December 31, 1999. The increase was due to state and foreign entity operating losses. The valuation allowance at December 31, 1999 comprises $11,013 relating to state net operating loss carryforwards and $2,229 relating to the carryforwards of international subsidiaries.

For tax purposes, approximately $331,093 (with a tax benefit of $51,926) of the net operating loss carryforwards remain at December 31, 1999, of which $60,597 (with a tax benefit of $18,478) is applicable to international subsidiaries, of which $54,716 does not expire, $213,216 (with a tax benefit of $13,763) relates to state net operating loss carryforwards and the remaining $57,280 (with a tax benefit of $19,685), relates to United States net operating loss carryforwards. Use of net operating loss carryforwards is limited to future taxable earnings of the subsidiaries. Operating loss carryforwards will expire as follows:

        2000                                                   $     62
        2001                                                      4,921
        2002                                                      4,596
        2003                                                     42,994
        2004                                                     16,952
        2005                                                        828
        Thereafter                                              206,024
--------------------------------------------------------------------------------
        Total                                                  $276,377
--------------------------------------------------------------------------------

The Company has determined that it will be able to realize a tax benefit of $38,684 relating to these state, federal and foreign net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $13,242, which is fully reserved) are expected to expire unused.

The following is an analysis of the difference between the United States statutory income tax rate and the Company's effective income tax rate:

                                                    1999       1998       1997
--------------------------------------------------------------------------------
United States statutory income tax rate             35.0%     (35.0)%     35.0%
Increase (decrease) resulting from:
  State and local income taxes, net of United
    States tax effect                                7.6       (1.8)       4.6
  Meals and entertainment                            1.8        0.4        1.4
  Difference in effective tax rate of
    international operations and projects,
    net of United States tax effect                  1.0        4.4        7.2
  Foreign sales corporation                         (3.9)      (1.2)         -
  Investment tax credit - Canada                       -       (0.2)      (0.3)
  Adjustment of prior years' federal income
    tax accruals, net of interest effect            (1.6)      (0.2)         -
  Utilization of net operating loss
    carryforwards of international operations          -          -      (14.5)
  Other                                              0.2        0.7       (0.5)
--------------------------------------------------------------------------------
Effective income tax rate                           40.1%     (32.9)%     32.9%
--------------------------------------------------------------------------------

(F)  EARNINGS PER SHARE (EPS)

The following is the calculation of basic and fully diluted EPS:

EPS                                              1999         1998        1997
--------------------------------------------------------------------------------
Income (loss) from continuing operations       $15,336     $(54,608)    $29,151
Income (loss) from discontinued operation        5,136        5,306       4,359
--------------------------------------------------------------------------------
  Net income (loss)                            $20,472     $(49,302)    $33,510
--------------------------------------------------------------------------------
Weighted average shares outstanding -
  basic (000s)                                  13,116       12,886      12,812
--------------------------------------------------------------------------------
Basic EPS                                        $1.56       $(3.83)      $2.61
--------------------------------------------------------------------------------
Weighted average shares outstanding -
  diluted (000s)                                13,116       12,886      12,929
--------------------------------------------------------------------------------
Diluted EPS (1)                                  $1.56       $(3.83)      $2.59
--------------------------------------------------------------------------------

(1) In 1999, dilutive potential common shares of 1,140,535 relating to stock options were not included in the computation of diluted earnings per share since all options outstanding have an exercise price greater than market value. In 1998, dilutive potential common shares of 722,443 relating to stock options were not included in the computation of diluted earnings per share since their effect would be antidilutive. In 1997, dilutive potential common shares included in the calculation of earnings per share related solely to the dilutive impact of stock options.

(G)  FINANCIAL INSTRUMENTS

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

The Company had several foreign exchange forward contracts at December 31, 1999. These contracts had varying maturities through May 2001. At December 31, 1999, the notional amount of foreign exchange forward contracts outstanding was $2,185. The fair value and unrealized loss on these contracts was $659 and $(118), respectively, at December 31, 1999.

The Company and its subsidiaries have entered into other financial agreements in the normal course of business. These agreements, which by their nature contain potential risk of loss, include lines of credit, letters of credit, performance bonds and performance guarantees. The fair values of these agreements are estimated at $1,832 and $1,225 at December 31, 1999 and 1998, respectively, based on the fees paid to obtain the obligations.

(H)  FIXED ASSETS

Following is a summary of fixed assets at December 31:

                                                    1999           1998
--------------------------------------------------------------------------------
Office buildings and other real estate            $ 43,450       $101,472
Furniture and equipment                            132,669        167,160
Cold storage property, plant and equipment         140,763        141,482
--------------------------------------------------------------------------------
                                                   316,882        410,114
Less:  Accumulated depreciation and
         amortization                              132,937        190,957
--------------------------------------------------------------------------------
                                                  $183,945       $219,157
Less:  Fixed assets of discontinued
         operation, net                            110,108              -
-------------------------------------------------------------------------------
Fixed assets, net                                 $ 73,837       $219,157
--------------------------------------------------------------------------------

Fixed assets include computer equipment under capital leases of $1,548 at December 31, 1999 and $2,817 at December 31, 1998; related amounts included in accumulated amortization were $185 at December 31, 1999 and $1,899 at December 31, 1998. Total depreciation expense was $22,138 for 1999, $23,567 for 1998 and $12,018 for 1997. In 1998, the Company wrote down the value of various fixed assets, primarily computer equipment, to recognize that little, if any, future benefit will be obtained from these assets, and revised its estimated useful life for computer equipment from six to three years. The amounts incurred for these charges were $3,752 ($2,261 after tax or $0.18 per share) and $2,615 ($1,577 after tax or $0.12 per share), respectively.

(I)  BANK LOANS AND LIQUIDITY

During 1999, the Company expanded and extended its principal credit facility to $260,000 with an expiration date of May 31, 2000. This facility provided up to $160,000 in direct borrowings for operating funds and $100,000 in letters of credit. In December 1999, the Company fully utilized the $160,000 available for direct borrowings, and upon the sale of its Boston headquarters building, repaid $140,000 permanently reducing the amount available under this facility to $120,000. As of December 31, 1999, the entire $20,000 in direct borrowings was fully utilized and $88,200 of letters of credit were outstanding out of the $100,000 available. In addition, at December 31, 1999, $7,200 of letters of credit were outstanding under other bank arrangements. The total available amount for issuance of letters of credit was $11,800 as of December 31, 1999.

The Company has experienced recurring operating losses and liquidity problems during the past year. To address these issues, on April 14, 2000, the Company completed negotiations and entered into an agreement with its current lending group to extend the credit facility to January 31, 2001. The amended credit facility contains certain quarterly financial covenants and stipulates that proceeds from the sale of the discontinued operation will be used to repay the outstanding direct borrowings and to provide support to the lending group for the Company's outstanding letters of credit. The remaining proceeds will be used to enhance the Company's working capital position. The credit agreement also requires the Company to deposit with the lending group $ 5,000 per month for three months beginning in October 2000, as additional support for the Company's letters of credit.

At December 31, 1998, the Company had three separate domestic line of credit agreements totaling $105,000 which were fully utilized. In addition the Company had a line of credit in the amount of $30,000, against which no amount had been or was allowed to be borrowed. The Company also assumed a $2,000 line of credit through an acquisition in the third quarter of 1998. Borrowings under this line of credit amounted to $1,350 as of December 31, 1998.

The weighted average interest rate was 9.5 percent and 6.17 percent at December 31, 1999 and 1998, respectively. Borrowings under the agreements were used for general corporate purposes and to fund the 1998 acquisition of The Nordic Group. Outstanding borrowings incur interest based on the prime rate plus an additional margin.

In addition to the domestic lines of credit, two international subsidiaries of the Company have overdraft banking facilities of $8,376 which are used for general corporate purposes. The overdraft banking facilities incur interest based on the prime rate. At December 31, 1999, $2,793 was outstanding under the lines of credit. At December 31, 1998, no amounts were outstanding under the overdraft banking facilities. (See Note L to the consolidated financial statements for guarantees of affiliated obligations.)

(J)  ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                                    1999           1998
--------------------------------------------------------------------------------
Salaries and benefits                             $17,235        $17,032
Insurance accruals and premiums                    18,946         18,859
Reserve for joint venture activity                  9,977         20,996
Accrued professional fees                          13,515          6,818
Other                                              16,939         16,331
--------------------------------------------------------------------------------
Total accrued liabilities                         $76,612        $80,036
--------------------------------------------------------------------------------

In 1999, the Company utilized $6,926 of the reserve for a joint venture contract loss in connection with a contract being executed by a partially owned joint venture in the Middle East, and an additional $4,093 of the reserve for other joint venture activity.

(K)  LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                    1998           1997
--------------------------------------------------------------------------------
Mortgage loans, due 2009, 6.44%                   $20,727        $22,355
Mortgage loans, due 2007, 7.65%                         -            693
Mortgage loans, due 2004, 7.91%                         -            874
Loan payable, other                                   211            275
Capitalized lease obligations                       1,356            206
--------------------------------------------------------------------------------
                                                   22,294         24,403
--------------------------------------------------------------------------------
Less current portion                                2,344          2,175
--------------------------------------------------------------------------------
Total long-term debt                              $19,950        $22,228
--------------------------------------------------------------------------------

The 6.44 percent mortgage loan due in 2009 is collateralized by an office building and other real estate with a net book value of $25,144 and $25,833 at December 31, 1999 and 1998, respectively, which approximates fair values. The
7.65 percent and 7.91 percent mortgage loans were repaid in July 1999. The Company assumed the liability of three loans payable through an acquisition in 1998. These loans are with a former stockholder of the subsidiary and are due through 2005 at interest rates ranging from 6.75 percent to 9.00 percent. One loan payable relates to a stock repurchase, which is collateralized by an office building with a net book value of $1,775. The remaining two loans are related to deferred compensation agreements, and are unsecured.

Principal payments required on long-term debt consist of the following for the years ended December 31:

        2000                                                  $  2,344
        2001                                                     2,407
        2002                                                     2,286
        2003                                                     2,133
        2004                                                     2,306
        Thereafter                                              10,818
--------------------------------------------------------------------------------
        Total                                                 $ 22,294
--------------------------------------------------------------------------------

(L)  COMMITMENTS AND CONTINGENCIES

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

In connection with the sale of its corporate headquarters building in 1999, the Company entered into a lease agreement which extends no later than March 2002, for office space it occupied prior to the sale. The lease is cancelable at the Company's option based upon the terms of the agreement. The Company also leases other office space, computer equipment and office equipment with varying lease terms. All noncancelable leases have been categorized as either capital or operating. The Company pays property taxes, insurance and maintenance and expenses related to the leased properties under most leasing arrangements. Rental expense was $3,288 in 1999, $3,600 in 1998 and $4,710 in 1997.

Future minimum lease payments under long-term leases as of December 31, 1999 are as follows:

                                              Capital      Operating
                                               Leases       Leases
--------------------------------------------------------------------------------
2000                                         $  587         $17,571
2001                                            587          12,577
2002                                            349           8,826
2003                                              -           6,081
2004                                              -           5,895
2005 and thereafter                               -           8,343
--------------------------------------------------------------------------------
Total minimum lease payments                  1,523          59,293
--------------------------------------------------------------------------------
Amount representing interest                    167
--------------------------------------------------------------------------------
Present value of minimum lease payments      $1,356
--------------------------------------------------------------------------------
Less rental and sublease income                               8,103
--------------------------------------------------------------------------------
Total                                                       $51,190
--------------------------------------------------------------------------------

The current portion of the present value of the minimum lease obligations under capital leases as of December 31, 1999 amounted to $538.

The Company and certain subsidiaries have been named as defendants, along with others, in legal actions claiming damages in connection with engineering and construction projects and other matters. Most such actions involve claims for personal injury or property damage which occur from time to time in connection with services performed relating to project or construction sites and for which coverage under appropriate insurance polices usually applies. Other actions arising in the normal course of business include employment-related claims and contractual claims for which insurance coverage or contractual provisions limiting the Company's liability may or may not apply. Such contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by subsidiaries of the Company and often such matters may be resolved without going through a complete and lengthy litigation process.

In 1996, the Company entered into a contract with Trans-Pacific Petrochemical Indotama ("TPPI") of Indonesia for construction of an integrated ethylene and olefins complex for $2.3 billion, to be executed by a consortium of contractors. The Company's portion of the total contract value was $710,000. In the fourth quarter of 1997, work on the project was suspended, and remains suspended, pending resolution of financing issues by the client. The Company has obtained approval to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project. Had the TPPI project been cancelled as of December 31, 1999, and if resale of the olefins plant were unlikely to be completed, the Company would have recorded a pre-tax charge of approximately $76,800 representing project working capital plus current procurement commitments net of the estimated salvage value of procured equipment and materials. On a similar basis, the pre-tax charge would have been $72,400 in 1998. The TPPI project is included in the Company's backlog in the amount of $398,000 and $451,000 respectively, at December 31, 1999 and 1998.

The Company was engaged in certain international projects that incurred losses totaling $74,200 in 1999 and $42,900 in 1998. One of these projects is now finished and another is in the final stages of completion. Due to various factors, including owner-directed technical and schedule changes, increases in scope of the currently authorized contracts and other factors, the cost to complete these contracts has significantly exceeded each contract's value. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under these contracts. The Company has or expects to submit claims greater than losses incurred to date. The Company recognized approximately $35,000 in revenue in 1998 for change orders that have not yet received client approval. These change orders are included in the claims and, in management's judgment, reflect a conservative estimate of the probable amount to be realized.

In 1999, a provision of $10,400 on three domestic lump sum contracts was recorded to reflect increases in the estimated costs to complete. Additionally, while the Company was working to improve its liquidity position, delays in payments to vendors adversely impacted delivery of vendor materials and services and, consequently, job scheduling and sequencing were affected. As a result, provisions of $38,000 on certain projects, including the three domestic lump sum contracts, were established for additional expenditures to accelerate certain projects and for increased anticipated costs to complete other projects.

A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover approximately $115,000 in connection with scope and specification changes on a major petrochemical project in the Middle East. The joint venture has been notified of claims in of approximately $62,000, which have been submitted by a subcontractor who has filed for arbitration. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture to its client. The Company believes that current reserves are adequate to cover these claims, and has not recognized any contract revenue in anticipation of recovery on its claims. In 1997, the Company recognized losses of $25,781 related to this contract.

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

The Company liquidated its investment in the Binghamton Cogeneration Partnership in 1997. Under the liquidation agreement the Company was required to provide a standby letter of credit in the amount of $6,000 to collateralize its obligation under an indemnity agreement among the parties to the liquidation agreement. The Company is required to maintain this letter of credit through January 2003.

At December 31, 1999, subsidiaries of the Company have contingent liabilities of $8,350 arising from guarantees to banks for credit facilities extended to unconsolidated affiliates for general operating purposes.

(M)  COMMON STOCK

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

(N)  TREASURY STOCK

In January 1998, the Board of Directors of the Company approved an increase in the share repurchase program originally authorized in July 1994 from 2,500,000 to 3,000,000 shares of the Company's common stock in open market transactions at prevailing prices. The Company reserves the right to discontinue the repurchase program at any time. The Company acquired 43,217 shares in 1998 and no shares in 1999 under the repurchase program. Through December 31, 1999, the Company has repurchased 2,279,626 shares.

In 1999, the Employee Retirement Plan of Stone & Webster, Incorporated and Participating Subsidiaries (the "Retirement Plan"), the Company's domestic defined benefit plan, and the Trust Agreement under the Retirement Plan were amended to permit the investment of a portion of the assets of the Retirement Plan in common stock or other qualifying securities issued by the Company, provided that such investment is in compliance with and subject to the limitations of the Employee Retirement Income Security Act of 1974, as amended, and other applicable laws. The Board of Directors has directed that such investment be made in an orderly manner from time to time in accordance with investment guidelines and objectives established by the Board.

On December 14, 1999, the Company sold 1,000,000 shares of its common stock from treasury shares to the Retirement Plan for a per share price of $15.35.

(O)  EMPLOYEE STOCK OWNERSHIP PLAN

Under the terms of the Employee Stock Ownership Plan (the "ESOP"), the Company makes contributions to the Employee Stock Ownership Trust (the "Trust") which can acquire from the Company up to 5,000,000 shares of common stock of the Company, for the exclusive benefit of participating employees.

Notes receivable from the Trust, received as consideration by the Company for the 1,600,000 shares of common stock sold to the Trust in 1980 and 1985, are payable in level payments of principal and interest over 20 years. At December 31, 1999, the balance of the notes receivable from the Trust was $13,301. The unamortized cost of the shares is being funded by annual contributions necessary to enable the Trust to meet its current obligations, after taking into account dividends received on the common stock held by the Trust. The net cost of the ESOP is being amortized over 20-year periods from the dates of acquisition of shares. The charge to income was $1,153 in 1999, $1,156 in 1998 and $1,160 in 1997. The accrued cost of the ESOP, included in other liabilities, was $6,092 and $7,741 at December 31, 1999 and 1998, respectively.

(P)  STOCK COMPENSATION PLANS

The Company has a long-term incentive compensation plan under which outside directors and certain employees receive stock options and other equity-based awards. The plan provides for the grant of nonqualified and incentive stock options, performance shares and units, and restricted stock awards. The total number of shares reserved for issuance under the plan is 980,777 and no more than 300,000 shares may be granted in the form of restricted stock. Nonqualified stock options to purchase 1,000 shares are granted to each nonemployee director on an annual basis. In addition, nonqualified stock options to purchase 2,000 shares are granted to each nonemployee director upon initial election or appointment to the Board of Directors. Awards which have been cancelled or forfeited under the current plan become available for future awards.

In 1999, 9,000 nonqualified stock options were granted to nonemployee directors and 448,000 options were granted to certain employees. All options awarded to nonemployee directors become exercisable six months after the date of grant. The options granted to employees generally become exercisable over four years and remain exercisable for 10 years from the date of award or upon cancellation. Of the options granted to employees, 128,085 were incentive stock options and 319,915 were nonqualified stock options.

A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:


                                1999                    1998                    1997
---------------------------------------------------------------------------------------------
                                    Weighted-               Weighted-               Weighted-
                                    Average                 Average                 Average
                                    Exercise                Exercise                Exercise
                         Options    Price        Options    Price        Options    Price
---------------------------------------------------------------------------------------------
Outstanding at
  beginning of year      840,750    $37.63       656,500    $35.05       471,000    $32.98
Granted                  457,000     28.46       266,500     43.08       264,000     37.89
Exercised                      -         -        21,250     32.70        63,500     32.20
Canceled                 116,750     37.80        61,000     35.44        15,000     32.34
Outstanding at end
  of year              1,181,000     34.06       840,750     37.63       656,500     35.05
Exercisable at end
  of year                661,459     35.43       338,625     34.49       186,370     34.27
---------------------------------------------------------------------------------------------
Weighted-average                    $10.10                  $11.91                  $10.30
  fair value of
  options granted
  during the year
---------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Weighted Average
                                     Remaining Contractual
Exercise Price Range      Shares          Life (Years)        Shares Exercisable
--------------------------------------------------------------------------------
   $24.38 - $26.94        215,000             9.4                        -
   $30.25 - $34.88        546,750             7.4                  431,709
   $36.00 - $41.25        186,500             7.3                  121,000
   $42.63 - $47.13        232,750             8.3                  108,750
--------------------------------------------------------------------------------
                        1,181,000             7.9                  661,459
--------------------------------------------------------------------------------

The Company complies with the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As prescribed in SFAS 123, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 4.99 percent, 5.66 percent and 6.67 percent; dividend yields of 1.6 percent, 1.4 percent and 1.6 percent; volatility factors of the expected market price of the Company's common stock of .377, .237 and .210; and an expected life of the option of 5 years.

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

                                               1999          1998         1997
--------------------------------------------------------------------------------
As reported net income (loss)                $20,472      $(49,302)     $33,510
As reported net income (loss) per share        $1.56        $(3.83)       $2.59
Pro forma net income (loss)                  $18,359      $(50,383)     $32,803
--------------------------------------------------------------------------------
Pro forma net income (loss) per share          $1.40        $(3.91)       $2.54
--------------------------------------------------------------------------------

Restricted stock awards made from treasury stock were 134,792 shares in 1999, 2,224 shares during 1998 and 690 shares in 1997. The weighted-average grant date fair value of these awards was $18.08, $39.78 and $36.25 for 1999, 1998 and 1997, respectively. The market value of the shares awarded is being charged to income over the vesting period. Of the 137,706 shares awarded during the three years ended December 31, 1999, no shares were forfeited and the unamortized portion of the market value of the shares was $2,140. Compensation cost recognized in income (loss) for these shares totaled $483.5, $87.0 and $219.0 for 1999, 1998 and 1997, respectively.

The Company has a stock plan for nonemployee directors under which such directors receive an annual stock grant of 400 shares, payable quarterly, as part of their annual retainer, and may elect to receive all or a portion of director fees in shares of common stock. The Company also has a Nonemployee Director Deferral Plan under which any nonemployee Director may elect to defer all or a portion of their annual retainer, meeting fees, or other fees paid in connection with their Board service to a Cash Deferral Account or a Stock Unit Account. During 1999, 1998, and 1997, respectively 6,385, 5,104, and 5,310 shares were earned and 2,346, 1,595, and 0 shares were deferred.

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

Information about the Company's pension plans is as follows:

December 31, 1999                        Domestic     International      Total
--------------------------------------------------------------------------------
Changes in benefit obligation
Benefit obligation, beginning of year    $527,122        $56,804       $583,926
Service cost                                8,373          2,447         10,820
Interest cost                              34,728          3,443         38,171
Employee contributions                          -            702            702
Actuarial (gain) loss                     (82,120)          (467)       (82,587)
Special termination benefits               12,714              -         12,714
Benefits paid                             (28,972)        (2,737)       (31,709)
Foreign currency impact                         -         (1,040)        (1,040)
--------------------------------------------------------------------------------
Benefit obligation, end of year          $471,845        $59,152       $530,997
--------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets, beginning
  of year                                $711,954        $54,439       $766,393
Actual return on plan assets               38,050          8,480         46,530
Contribution                                    -          2,994          2,994
Benefits paid                             (28,972)        (2,737)       (31,709)
Foreign currency impact                         -           (912)          (912)
--------------------------------------------------------------------------------
Fair value of plan assets, end of year   $721,032        $62,264       $783,296
--------------------------------------------------------------------------------
Funded status                            $249,187        $ 3,112       $252,299
Fourth quarter contribution                     -            516            516
Unrecognized prior service cost             6,458            308          6,766
Unrecognized net (gain) loss              (98,556)         1,306        (97,250)
Unrecognized net transition asset               -         (1,170)        (1,170)
--------------------------------------------------------------------------------
Prepaid pension cost                     $157,089        $ 4,072       $161,161
--------------------------------------------------------------------------------

Prepaid pension cost, beginning of
  year                                   $155,703        $ 2,794       $158,497
(Expense) income for year                  14,488         (1,004)        13,484
Contributions                                   -          2,458          2,458
Foreign currency impact                         -           (176)          (176)
Curtailment loss                                -              -              -
Prior service cost recognition               (388)             -           (388)
Special termination benefit               (12,714)             -        (12,714)
--------------------------------------------------------------------------------
Prepaid pension cost                     $157,089        $ 4,072       $161,161
--------------------------------------------------------------------------------

December 31, 1998                        Domestic     International      Total
--------------------------------------------------------------------------------
Changes in benefit obligation
Benefit obligation, beginning of year    $480,138        $53,351       $533,489
Service cost                                8,547          1,826         10,373
Interest cost                              32,700          3,591         36,291
Employee contributions                          -            557            557
Actuarial loss                             18,191          2,122         20,313
Special termination benefits               11,552              -         11,552
Curtailment loss                            1,265            185          1,450
Settlements                                     -         (1,937)        (1,937)
Benefits paid                             (25,271)        (2,261)       (27,532)
Foreign currency impact                         -           (630)          (630)
--------------------------------------------------------------------------------
Benefit obligation, end of year          $527,122        $56,804       $583,926
--------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets, beginning
  of year                                $684,655        $56,727       $741,382
Actual return on plan assets               52,570          1,109         53,679
Contribution                                    -          2,066          2,066
Defined contribution plan
  contribution payment                          -           (341)          (341)
Settlements                                     -         (1,937)        (1,937)
Expenses                                        -           (182)          (182)
Benefits paid                             (25,271)        (2,261)       (27,532)
Foreign currency impact                         -           (742)          (742)
--------------------------------------------------------------------------------
Fair value of plan assets, end of
  year                                   $711,954        $54,439       $766,393
--------------------------------------------------------------------------------

Funded status                            $184,832        $(2,365)      $182,467
Fourth quarter contribution                     -            503            503
Unrecognized prior service cost             8,576            355          8,931
Unrecognized net (gain) loss              (37,668)         5,780        (31,888)
Unrecognized net transition asset             (37)        (1,479)        (1,516)
--------------------------------------------------------------------------------
Prepaid pension cost                     $155,703        $ 2,794       $158,497
--------------------------------------------------------------------------------

Prepaid pension cost, beginning of
  year                                   $148,155        $   898       $149,053
(Expense) income for year                  20,677           (203)        20,474
Contributions                                   -          2,012          2,012
Foreign currency impact                         -             87             87
Curtailment loss                           (1,265)             -         (1,265)
Prior service cost recognition               (312)             -           (312)
Special termination benefit               (11,552)             -        (11,552)
--------------------------------------------------------------------------------
Prepaid pension cost                     $155,703        $ 2,794       $158,497
--------------------------------------------------------------------------------

Domestic prepaid pension cost is separately captioned in the balance sheet and is included in long-term assets. The plan's funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and accordingly, is subject to volatility. The projected benefit obligation was determined using assumed discount rates of 8.0 percent at December 31, 1999 and of 6.75 percent at December 31, 1998 and an assumed long-term rate of compensation increase of 4.50 percent at December 31, 1999 and 1998. Pension cost was determined using an assumed long-term rate of return on plan assets of 9.25 percent at January 1, 1999, 1998 and 1997.

Net international prepaid pension cost is included in the consolidated balance sheets in other long-term assets. The plans' funded status as of any measurement date is based on prevailing market conditions as to discount rate and plan assets, and accordingly, is subject to volatility. The projected benefit obligation was determined using an assumed weighted discount rate ranging from
6.5 percent to 7.0 percent at December 31, 1999 and 6.0 percent to 8.0 percent at December 31, 1998, and assumed long-term rates of compensation increases of
4.75 percent to 5.0 percent at December 31, 1999 and December 31, 1998. Pension cost was determined using assumed long-term rates of return on plan assets ranging from 8.0 percent to 8.75 percent for 1999, 1998 and 1997.

The components of net pension (income) expense are as follows:

1999                                     Domestic     International      Total
--------------------------------------------------------------------------------
Service cost                             $  8,373        $ 2,447       $ 10,820
Interest cost on projected benefit
  obligation                               34,728          3,443         38,171
Expected return on assets                 (59,283)        (5,108)       (64,391)
Amortization of unrecognized
  transition asset                            (37)          (281)          (318)
Amortization of unrecognized prior
  service cost                              1,731             59          1,790
Prior service cost recognition                388              -            388
Defined contribution expense                    -            444            444
Special termination benefit                12,714              -         12,714
--------------------------------------------------------------------------------
Pension expense (income)                 $ (1,386)       $ 1,004       $   (382)
--------------------------------------------------------------------------------

1998                                     Domestic     International      Total
--------------------------------------------------------------------------------
Service cost                             $  8,547        $ 1,826       $ 10,373
Interest cost on projected benefit
  obligation                               32,700          3,591         36,291
Expected return on assets                 (53,922)        (4,655)       (58,577)
Amortization of unrecognized
  transition asset                         (9,795)          (299)       (10,094)
Amortization of unrecognized prior
  service cost                              1,793             68          1,861
Curtailment loss (gain)                     1,265           (309)           956
Prior service cost recognition                312           (360)           (48)
Defined contribution expense                    -            341            341
Special termination benefit                11,552              -         11,552
--------------------------------------------------------------------------------
Pension expense (income)                 $ (7,548)       $   203       $ (7,345)
--------------------------------------------------------------------------------

1997                                     Domestic     International      Total
--------------------------------------------------------------------------------
Service cost                             $  6,995        $ 2,044       $  9,039
Interest cost on projected benefit
  obligation                               31,924          3,886         35,810
Expected return on assets                 (48,850)        (4,336)       (53,186)
Amortization of unrecognized
  transition asset                        (10,199)          (312)       (10,511)
Amortization of unrecognized prior
  service cost                              1,793             31          1,824
Prior service cost recognition                  -            (75)           (75)
--------------------------------------------------------------------------------
Pension expense (income)                 $(18,337)       $ 1,238       $(17,099)
--------------------------------------------------------------------------------

In the fourth quarters of 1999 and 1998, voluntary Incentive Retirement programs were offered to approximately 230 and 600 employees, respectively. These programs were accepted by 164 employees at a total cost of $13,102 ($7,861 after tax or $0.60 per share) in 1999 and by 206 employees at a total cost of $13,129 ($7,943 after tax, or $0.61 per share) in 1998. The charges reduced the domestic pension asset in both 1999 and 1998.

Fluctuations in the actual return on plan assets reflect fluctuations in the market prices of equity securities as well as debt securities owned by the pension plan.

The Company maintains an Employee Investment Plan ("EIP") which covers substantially all U.S. based full time employees who meet certain eligibility requirements. The EIP allows employee participants an election to defer a percentage of their compensation up to the limitations as determined under federal law. In addition, the Company contributes a matching amount equal to 25 percent of the employees' elective deferral to the plan, up to the first 5 percent of the employees' annual compensation. The Company, at the discretion of the Board of Directors, may make discretionary contributions to the plan. For the years ended December 31, 1999, 1998 and 1997, the Company made matching contributions of $2,027, $2,334, and $2,461, respectively.

(R)  GEOGRAPHIC REGIONS AND INTERNATIONAL SUBSIDIARIES

The Company has one principal business segment: Engineering, Construction and Consulting, which is reported as continuing operations. The Company's Nordic Refrigerated Services business unit (Nordic) previously reported as the cold storage segment is now reported as a discontinued operation.

Geographic information for continuing operations is as follows:

                                          1999           1998           1997
--------------------------------------------------------------------------------
Revenue
  United States - Domestic             $  810,077     $  483,332     $  635,685
  United States - Export (1)              197,869        274,490        396,194
--------------------------------------------------------------------------------
United States - Total                  $1,007,946     $  757,822     $1,031,879
--------------------------------------------------------------------------------
  International                           159,902        456,646        267,341
--------------------------------------------------------------------------------
Total revenue                          $1,167,848     $1,214,468     $1,299,220
--------------------------------------------------------------------------------
Operating income (loss) (2)
  United States                        $  (81,951)    $  (85,375)    $   20,655
  International                           (33,073)         4,351         19,297
--------------------------------------------------------------------------------
Operating income (loss)                $ (115,024)    $  (81,024)    $   39,952
--------------------------------------------------------------------------------
Long lived assets
  United States                        $  266,499     $  293,985     $  260,171
  International                            13,796         15,752         14,079
--------------------------------------------------------------------------------
Total long lived assets                $  280,295     $  309,737     $  274,250
--------------------------------------------------------------------------------

(1) Includes Far East/Pacific geographic area, including Indonesia which accounted for 8 percent of consolidated revenue in 1999, 10 percent in 1998 and 13 percent in 1997. No other international geographic area accounted for more than 10 percent of consolidated revenue in 1999, 1998 or 1997. Far East/Pacific revenue was $131,386, $157,870 and $246,743 in 1999, 1998 and
     1997,  respectively.
(2) Pension related items include the effect of incentive retirement programs. Domestic and international pension related items are presented in Note Q to the consolidated financial statements. Income from pension related items for continuing operations was $542 in 1999, $7,458 in 1998 and $17,200 in 1997.

Net income (loss) and assets, net of liabilities, of international subsidiaries amounted to $(34,029) and $(4,862) in 1999, $925 and $32,486 in 1998 and $16,308
and $35,248 in 1997, respectively.


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts.)
-------------------------------------------------------------------------------------------------

                                                  Years ended December 31,
                              1999           1998           1997           1996          1995
-------------------------------------------------------------------------------------------------
Revenue                    $1,167,848     $1,214,468     $1,299,220     $1,143,587     $981,631
Operating income (loss)
  from continuing
  operations (3)             (115,024)       (81,024)        39,952        (31,874)      27,258
Income (loss) from
  continuing operations
  (1, 2 and 3)                 15,336        (54,608)        29,151        (21,128)      10,008
Basic income (loss)
  from continuing
  operations per share          $1.17         $(4.24)         $2.27         $(1.60)       $0.70
Diluted income (loss)
  from continuing
  operations per share          $1.17         $(4.24)         $2.25         $(1.60)       $0.70
Dividends declared per
  share (4)                     $0.45         $ 0.60          $0.60         $ 0.45        $0.60
-------------------------------------------------------------------------------------------------
Total assets               $  933,296     $  881,487     $  738,777     $  692,065     $716,772
-------------------------------------------------------------------------------------------------
Long-term debt             $   19,950     $   22,228     $   22,510     $   24,260     $ 74,677
-------------------------------------------------------------------------------------------------

Notes:  (1)   Reflects  gain or loss on sale  of  assets,  which  increased  net income by $92,236,  or $7.03 per share in 1999,  $1,993,  or $0.15 per share in 1998, decreased net income by $5,363, or $0.41 per share in 1997, and decreased net income by $7,511, or $0.52 per share in 1995.
        (2)   Includes income from divested  operations of $1,048,  or $0.08 per share in 1997, and an extraordinary gain of $6,787, or $0.52 per share in 1997 on debt extinguishment from transfer of Auburn VPS
              Partnership assets to the construction lenders.
        (3)   Income  (loss)  from  continuing  operations  in 1999  includes  a provision  for  contract  losses  of  $73,560  or $5.61  per share
              (operating income includes $122,600) and in 1998, $53,891 or $4.18 per share (operating income includes $87,274). Income (loss) from continuing operations also includes a write-down of fixed assets of $3,838 or $0.30 per share (operating income includes $6,367) in 1998, a provision for the Company's share of contract losses on a joint venture in the Middle East of $15,469, or $1.20 per share
              (operating income includes $25,781) in 1998, restructuring and other charges of $28,516, or $2.14 per share (operating income includes $54,424 for these items) in 1996, a write-down of the Company's equity interest in Binghamton Cogeneration Partnership to fair value in 1997 of $2,712, or $0.21 per share, and costs associated with the Incentive Retirement Programs of $7,861 or $0.60 per share in 1999 and $7,943 or $0.61 per share in 1998 and $1,416, or $0.10 per share in 1995.
        (4)   On October 26, 1999 and January 25,  2000,  the Board of Directors
              decided to forego the normal quarterly dividend of $0.15 per share due to the Company's liquidity needs. In the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter; this change had no effect on the annual dividend payment rate of $0.60 per share, although dividends declared in 1996 totaled $0.45 per share.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share amounts.)
--------------------------------------------------------------------------------


                                       First       Second       Third       Fourth
1999                                  Quarter      Quarter     Quarter      Quarter         Year
-----------------------------------------------------------------------------------------------------
Revenue                              $254,656     $298,395     $286,071     $328,726     $1,167,848
Gross profit                          (52,627)      22,222        7,017      (21,743)       (45,131)
Operating income                      (69,353)       5,309       (6,647)     (44,333)      (115,024)
Income (loss) from continuing
  operations before provision
  for taxes                           (70,650)       3,774       (8,858)     101,330         25,596
Income (loss) from continuing
  operations                          (60,650)       3,774       (8,858)      81,070         15,336
Income from discontinued
  operation, net of tax                 1,956        2,440        2,004       (1,264)         5,136
Net income                            (58,694)       6,214       (6,854)      79,806         20,472
Basic and diluted earnings (loss)
  per share (2)                        $(4.50)       $0.48       $(0.52)       $6.01          $1.56
----------------------------------------------------------------------------------------------------

The sum of quarterly EPS in 1999 does not equal the year amount because of the limitation on the quarterly tax benefit recognized and differences in the weighted average shares outstanding on a quarterly versus annual basis.

(1)  Basic and  diluted earnings per share includes earnings per share from the following:
     Continuing operations             $(4.80)       $0.02       $(0.92)      $(0.39)        $(5.88)
     Pension related items               0.15         0.27         0.25        (0.44)          0.02
     Asset divesture                     -            -            -         6.94           7.03
----------------------------------------------------------------------------------------------------
       Ongoing operations               (4.65)        0.29        (0.67)        6.11           1.17
     Discontinued operations             0.15         0.19         0.15        (0.10)          0.39
----------------------------------------------------------------------------------------------------
       Earnings (loss) per share       $(4.50)       $0.48       $(0.52)       $6.01          $1.56
----------------------------------------------------------------------------------------------------


                                       First       Second       Third       Fourth
1998                                  Quarter      Quarter     Quarter      Quarter         Year
----------------------------------------------------------------------------------------------------
Revenue                              $287,097     $309,387     $343,040     $274,944     $1,214,468
Gross profit                           25,621       14,324       18,483      (68,117)        (9,689)
Operating income                        9,349       (1,090)       2,301      (91,584)       (81,024)
Income (loss) from continuing
  operations before provision
  for taxes                            10,135       (1,384)       1,931      (92,103)       (81,421)
Income (loss) from continuing
  operations                            6,296         (672)       1,262      (61,494)       (54,608)
Income from discontinued
  operation, net of tax                 1,317        1,323          906        1,760          5,306
Net income                              7,613          651        2,168      (59,734)       (49,302)
Basic and diluted earnings
  (loss) per share (2)                  $0.59        $0.05        $0.17       $(4.64)        $(3.83)
----------------------------------------------------------------------------------------------------

(2)  Basic and diluted earnings per share includes earnings per share from the following:
     Continuing operations              $0.10       $(0.29)      $(0.13)      $(4.41)        $(4.73)
     Pension related items               0.24         0.24         0.23        (0.37)          0.34
     Asset divesture                     0.15            -            -            -           0.15
----------------------------------------------------------------------------------------------------
       Ongoing operations                0.49        (0.05)        0.10        (4.78)         (4.24)
     Discontinued operation              0.10         0.10         0.07         0.14           0.41
----------------------------------------------------------------------------------------------------
       Earnings (loss) per share        $0.59        $0.05        $0.17       $(4.64)        $(3.83)
----------------------------------------------------------------------------------------------------

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

MARKET AND DIVIDEND INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

Principal Market - New York Stock Exchange

                              Sales Price of                  Dividends Paid
                               Common Shares                   Per Share (1)
----------------------------------------------------------
                         1999                  1998           1999      1998
--------------------------------------------------------------------------------
Quarter            High       Low        High       Low
----------------------------------------------------------
First             $34.38     $19.75     $46.75     $38.00     $0.15     $0.15
Second             27.25      21.94      50.13      37.88      0.15      0.15
Third              28.63      24.19      41.00      30.88      0.15      0.15
Fourth             28.32      13.75      34.00      28.94         -      0.15
--------------------------------------------------------------------------------

(1) On October 26, 1999, the Board of Directors decided to forego the normal quarterly dividend of $0.15 per share due to the Company's liquidity needs.

The Company has purchased and may continue to purchase from time to time additional shares of its common stock for general corporate purposes on the New York Stock Exchange, or otherwise. However, there is no assurance that the Company will continue to purchase shares of its common stock. Also, see Note N to the consolidated financial statements. The approximate number of record holders of common stock as of December 31, 1999 was 5,000. The common stock is also listed for trading on the Boston Stock Exchange.

                              Report of Management


The management of Stone & Webster, Incorporated is responsible for the preparation of the financial statements and related notes included in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles and accordingly include certain amounts which represent management's best estimates and judgments.

Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting, including careful selection of personnel, segregation of duties and the maintenance of formal accounting and reporting policies and procedures. While no system can ensure elimination of all errors and irregularities, the systems have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. These systems are reviewed and modified in response to changing conditions. Management believes that the Company's system of internal controls is adequate to accomplish the objectives discussed herein.

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

                                 EXHIBIT 13 (ii)

                 Stone & Webster, Incorporated and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

                     (All dollar amounts are in thousands.)






Col. A         Col. B                Col. C            Col. D        Col. E

                                   Additions
                             ---------------------
               Balance at    Charged to    Charged                   Balance at
               Beginning     Costs and     to Other                  End of
Description    of Period     Expenses      Accounts    Deductions    Period
-----------    ----------    ----------    --------    ----------    ----------

Allowance deducted from asset to which it applies:
Allowance for doubtful accounts:

Year ended December 31, 1999
                 $7,167        $  961       $(291)      $1,352(A)      $6,485

Year ended December 31, 1998
                 $6,689        $1,276       $   -       $  798(A)      $7,167

Year ended December 31, 1997
                 $3,626        $5,878       $   -       $2,815(A)      $6,689


Note A - Uncollected receivables written off, net of recoveries

                                EXHIBIT 13 (iii)

                Report of Independent Accountants

To the Shareholders and Board of Directors of Stone & Webster, Incorporated:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1)(i)present fairly, in all material respects, the consolidated financial position of Stone & Webster, Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        /s/  PricewaterhouseCoopers LLP


Boston, Massachusetts
February 14, 2000 (Except as to Note I
for which the date is April 14, 2000)

                                   EXHIBIT 21

                           Subsidiaries of Registrant

Subsidiaries of Registrant on December 31, 1999 included:

                                                             PLACE OF
NAME OF SUBSIDIARY                                           INCORPORATION
--------------------------------------------------------------------------------
Enclave Parkway Realty, Inc.                                 Delaware
Nordic Holdings, Inc.                                        Delaware
  Nordic Rail Services, Inc.                                 North Carolina
  Nordic Transportation Services, Inc.                       North Carolina
Nordic Investors, Inc.                                       Nevada
Nordic Refrigerated Services, Inc.                           North Carolina
Prescient Technologies, Inc.                                 Delaware
Sabal Corporation                                            Florida
  Sabal Real Estate Corporation                              Delaware
Sleeper Street Realty Corporation                            Delaware
Stone & Webster Development Corporation                      Delaware
  SWL Corporation                                            Delaware
Stone & Webster Engineers and Constructors, Inc.             Delaware
  245 Summer Street Corporation                              Massachusetts
  1430 Enclave Parkway Corporation                           Delaware
  Belmont Constructors Company, Inc.                         Delaware
  DSS Engineers, Inc.                                        Florida
  Fast Supply Corporation                                    Delaware
  GSES Holding, LLC                                          New Jersey
     SC Wood, LLC                                            Delaware
  Marion Engineers and Constructors, Inc.                    Delaware
  Rockton Associates, Incorporated                           Delaware
  SAW Consulting Services, Inc.                              Delaware
  Stone & Webster Civil and Transportation Services, Inc.    Massachusetts
  Stone & Webster Construction Company, Inc.                 Delaware
  Stone & Webster Canada Limited                             Canada
     Rockton Field Services of Canada Ltd.                   Canada
  Stone & Webster Engineering Corporation                    Massachusetts
     Stone & Webster International of Mauritius Limited      Mauritius
       Stone & Webster India Limited                         India
  Stone & Webster Industrial Technology Corporation          Delaware
  Stone & Webster Management Consultants, Inc.               New York
     Power Technologies, Inc.                                New York
     Stone & Webster of Argentina Corporation                Delaware
  Stone & Webster Overseas Consultants, Inc.                 Delaware
  Stone & Webster Michigan, Inc.                             Michigan
  Stone & Webster Operating Corporation                      Delaware
  Stone & Webster Overseas Group, Inc.                       Delaware
     Advanced Technologies (Cayman) Limited                  Cayman Islands
       Selective Technologies Corporation                    Delaware
     Associated Engineers & Consultants, Inc.                New York
       AEC International Projects, Inc.                      Delaware

                                                             PLACE OF
NAME OF SUBSIDIARY                                           INCORPORATION
--------------------------------------------------------------------------------

     International Associates (Cayman) Limited               Cayman Islands
       International Engineers & Constructors, Incorporated  Delaware
     Process Engineers (Cayman) Limited                      Cayman Islands
       Projects Engineers, Incorporated                      Delaware
     Rockton Technical Services Corporation                  Delaware
     Stone & Webster Abu Dhabi (United Arab Emirates), Inc.  Delaware
     Stone & Webster Asia Corporation                        Delaware
     Stone & Webster Bharat, Incorporated                    Delaware
     Stone & Webster do Brazil Limitada                      Brazil
     Stone & Webster Dominican Republic, Incorporated        Delaware
     Stone & Webster Far East Technical Services Corp.       Delaware
     Stone & Webster Group Limited                           England
       Stone & Webster Abu Dhabi (United Arab Emirates)
        Limited                                              England
       Stone & Webster Anadolu Muhendislik Muteahhitlik
          Dis Ticaret Limited Sirketi                        Turkey
       Stone & Webster Construction Limited                  England
       Stone & Webster Engineering Limited                   England
          Stone & Webster Services Limited                   England
          Stone & Webster Services Sdn. Bhd.                 Malaysia
       Stone & Webster Engineering (Mauritius) Limited       Mauritius
       Stone & Webster Engineering and Field Services
        Limited                                              England
       Stone & Webster Management Consultants Limited        England
     Stone & Webster Indonesia Corporation                   Delaware
     Stone & Webster Inter-American Corporation              Delaware
     Stone & Webster International Corporation               Delaware
     Stone & Webster International Projects Corporation      Delaware
     Stone & Webster International Sales Corporation         U.S. Virgin Islands
     Stone & Webster Italia, Incorporated                    Delaware
     Stone & Webster Korea Corporation                       Delaware
     Stone & Webster Kuwait, Incorporated                    Delaware
     Stone & Webster Lithuania Corporation                   Delaware
     Stone & Webster of Mexico Engineering Corporation       Delaware
     Stone & Webster Middle East Engineering Services
      Corporation                                            Delaware
     Stone & Webster Pacific Corporation                     Delaware
     Stone & Webster Power Engineering Corporation           Delaware
     Stone & Webster Puerto Rico, Incorporated               Delaware
     Stone & Webster Saudi Arabia, Incorporated              Delaware
     Stone & Webster Taiwan Corporation                      Delaware
     Stone & Webster Technology Corporation                  Delaware
       Stone & Webster Technology B.V.                       Netherlands
     Stone & Webster (Thailand) Limited                      Thailand
  Stone & Webster Power Projects Corporation                 Delaware
  Stone & Webster Procurement Corporation                    Delaware
  Stone & Webster Worldwide Engineering Corporation          Delaware
Stone & Webster Oil Company, Inc.                            Texas

                                   EXHIBIT 23

                       Consent of Independent Accountants



We hereby consent to the incorporation by reference in the registration statements on Form S-8 (File Nos. 333-19829, 333-19849, 33-60489, 33-60483 and
333-71857) and on Form S-4 (File No. 333-57961) of Stone & Webster, Incorporated of our report dated February 14, 2000 (except as to Note I for which the date is April 14, 2000) relating to the consolidated financial statements, which is incorporated in this Annual Report on Form 10-K.


                                        /s/ PricewaterhouseCoopers LLP



Boston, Massachusetts
April 14, 2000

                                 EXHIBIT 24 (i)

                             Secretary's Certificate


     I, James P. Jones, Vice President, Secretary and General Counsel of Stone & Webster, Incorporated (the "Corporation"), a Delaware corporation, do hereby certify that the following resolution was duly adopted by the Board of Directors of the Corporation at a meeting held on February 24, 1998, and that such resolution is still in full force and effect:

     RESOLVED - that any report, registration statement or other form filed on behalf of this Corporation pursuant to the Securities Exchange Act of 1934, or any amendment to such report, registration statement or other form, may be signed on behalf of any Director or Officer of this Corporation pursuant to a Power of Attorney executed by such Director or Officer.

     IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Corporation this 14th day of April 2000.




(Seal)                             /S/   JAMES P. JONES
                                   ---------------------------------------------
                                         James P. Jones
                                         Vice President, Secretary and
                                         General Counsel

                                 EXHIBIT 24 (ii)

                               Powers of Attorney


     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  DONNA F. BETHELL
                                   ---------------------------------------------


                                POWER OF ATTORNEY

     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  FRANK J. A. CILLUFFO
                                   ---------------------------------------------


                                POWER OF ATTORNEY

     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  KENT F. HANSEN
                                   ---------------------------------------------


                                POWER OF ATTORNEY

     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  ELVIN R. HEIBERG III
                                   ---------------------------------------------


                                POWER OF ATTORNEY

     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  DAVID N. MCCAMMON
                                   ---------------------------------------------


                                POWER OF ATTORNEY

     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  J. ANGUS MCKEE
                                   ---------------------------------------------


                                POWER OF ATTORNEY

     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  BERNARD W. REZNICEK
                                   ---------------------------------------------


                                POWER OF ATTORNEY

     BE IT KNOWN: That the undersigned, in my capacity or capacities as a member of the Board of Directors and/or Officer of Stone & Webster, Incorporated, a Delaware corporation (the "Company"), does hereby make, constitute and appoint
H. Kerner Smith and James P. Jones, and each of them acting individually, my true and lawful attorney-in-fact with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of the undersigned, in my name and in my capacity or capacities as aforesaid, an Annual Report of the Company on Form 10-K for the year ended December 31, 1999, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorney or attorneys may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally or in the capacity or capacities as aforesaid, hereby ratifying and confirming all acts and things which said attorney or attorneys may do or cause to be done by virtue of this Power of Attorney.

     EXECUTED this 7th day of March 2000.


                                   /S/  PETER M. WOOD
                                   ---------------------------------------------