Form 10-K405/A
period 1999-12-31
STONE & WEBSTER INC
filed 2000-05-09
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K 405/A

                                  Amendment 1


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

State the aggregate market value of the voting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See Definition of Affiliate in Rule 405.)

     $45,000,000 approximately, based on the closing price on the New York Stock Exchange Composite Transactions as of May 8, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock:  14,226,005 shares as of May 8, 2000.

The following documents, or portions thereof as indicated in the following report, are incorporated by reference in the Parts of Form 10-K indicated:

     Part      Document

         None

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

Engineering, Construction and Consulting backlog as of December 31, 1999 amounted to $2,602 million compared with $2,636 million as of December 31, 1998. New work awards, including changes in scope, were $1,106 million in 1999 and $1,331 million in 1998. Also see "Revenue, New Orders and Backlog" in the "Management's Discussion and Analysis" in the 1999 comparison with 1998 filed herewith in Exhibit (13)(i). Although the majority of the Company's contracts in backlog may be reduced or cancelled by the client at any time, significant reductions in scope are unusual. Power division orders of $854 million in 1999 decreased by 20 percent from the $1,070 million in orders for 1998, primarily as a result of lower than anticipated demand by energy companies in the first half of 1999. However, 1999 power orders increased substantially in the second half and reflected increased awards for nuclear services, as well as combined-cycle plants. The 1999 new orders do not include an award for a 720-megawatt combined-cycle power plant expected to be booked in the first half of 2000 after completion of owner financing. The 76 percent decline in Process/Industrial division orders reflects the protracted weakness in the petrochemical industry, which is the customer base for the Company's process technology, the lingering effects of the economic slowdown in Asia, which had been a major market for new process plant construction, and concentration on selected Industrial market opportunities in cement, forest products and chemical sectors. Environmental/Infrastructure division orders in 1999 increased as a result of growth in remediation, transportation and water projects.

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


                                     BACKLOG
                Engineering, Construction and Consulting Services
                            (in Millions of Dollars)

                                      Changes In       Revenue        As of
     As of 12/31/98      New Work       Scope        Recognized     12/31/99

         $2,636            $760          $346          ($1,140)      $2,602


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

Executive Officers of the Registrant

Name                     Age   Position Held                          Held Since
----                     ---   -------------                          ----------

H. Kerner Smith          56    Chairman of the Board                    5/8/97
                               President and Chief Executive
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

Each officer has been elected to hold office until the first meeting of the Board of Directors after the next Annual Meeting of the Shareholders and until his successor is duly elected and qualified. The registrant has postponed the Annual Meeting of Shareholders that had been scheduled to occur on May 23, 2000.

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  Identification of Directors

Certain information, as reported to the Corporation, respecting
Directors of the registrant is set forth below:

--------------------------------------------------------------------------------
                          Business Experience for the Past
     Directors          Five Years, Age and Other  Information             Since
--------------------------------------------------------------------------------

                      DIRECTORS WHOSE TERMS EXPIRE IN 2000

Donna F. Bethell        President and Chief Executive Officer,             1994
                         Radiance Services Company (Microelectronics cleaning technology) (51)

Kent F. Hansen          Lead Director of the Board of the Corporation.     1988
                         Professor of Nuclear Engineering,
                         Massachusetts Institute of Technology
                         (Education) (68).  Also Director of EG&G,
                         Inc.

Elvin R. Heiberg III    President, Heiberg Associates, Inc.  Retired       1994
                         Chief of Engineers, U.S. Army Corps of
                         Engineers (Engineering Consulting) (68).

H. Kerner Smith         Chairman of the Board, President and Chief         1996
                         Executive Officer of the Corporation.  Former
                         Managing Director of Deutsche Babcock AG and
                         President and Chief Executive Officer of
                         Deutsche Babcock Technologies, Inc. (56).

                      DIRECTORS WHOSE TERMS EXPIRE IN 2001

Frank J. A. Cilluffo    Managing Partner, Cilluffo Associates, L.P.        1994
                         (Private investment partnership) (56).

David N. McCammon       Retired Vice President - Finance, Ford Motor       1996
                         Company (Automobile manufacturing) (65).
                         Also Director of Pulte Corporation.

J. Angus McKee          Chairman, Gulfstream Resources Canada Ltd.         1984
                         (Oil and Gas) (64).

                     DIRECTORS WHOSE TERMS EXPIRE IN 2002(1)

Peter M. Evans          Senior Executive Vice President of the             2000
                         Corporation).  Former President and Chief
                         Operating Officer of M.W. Kellogg Company.
                         (54)

Bernard W. Reznicek     National Director, Utility Marketing, Central      1995
                         States Indemnity Co. of Omaha; Former
                         Chairman, President and Chief Executive
                         Officer, Boston Edison Company.  (Insurance;
                         Public Utilities) (63).  Also Director of
                         State Street Corporation, CSG Systems
                         International, Inc., and MidAmerican Energy
                         Holdings Company.

Peter M. Wood           Retired Managing Director, J.P. Morgan & Co.       1996
                         Incorporated (Finance) (61).  Also Director
                         of Middlesex Mutual Assurance Company,
                         Payless Cashways, Inc. and Eastman Chemical
                         Company
--------------------------------------------------------------------------------

__________
(1) Mr. John P. Merrill, Jr., a Director whose term would have expired in 2002, resigned from the Board of Directors as of January 10, 2000. Peter M. Evans was elected by the Board of Directors on March 7, 2000 to fill the vacancy created by Mr. Merrill's resignation.

No director or executive officer is related by blood, marriage or adoption to another director or executive officer of the Corporation.

(b)  Identification of Executive Officers

See the information concerning executive officers of the registrant which appears at the end of Item 1 of this Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Corporation's Directors, its executive officers, and persons holding (as defined in the regulations of the Commission) more than 10 percent of a registered class of the Corporation's equity securities, to file reports of ownership and reports of changes in ownership with the Commission and the New York Stock Exchange. Directors, executive officers, and greater than 10 percent Shareholders are also required by Commission regulations to furnish the Corporation with copies of all such reports that they file. Based solely on its review of the copies of such reports received by it and written representations from certain reporting persons, the Corporation believes that all filing requirements applicable to its Directors, executive officers, and greater than 10 percent Shareholders were complied with during the fiscal year ended December 31, 1999.

Item 11.  Executive Compensation.

Compensation of Directors

In order to make Common Stock of the Corporation (Common Stock) a more significant portion of the Directors' compensation, the 1997 Stock Plan for Non-Employee Directors of Stone & Webster, Incorporated, which was in effect during 1999, provides that Directors who, among other things, are not officers or employees of the Corporation receive an annual retainer consisting of 400 shares of Common Stock and $8,000 in cash, and a fee of $2,000 for each Board meeting attended and $1,000 for each committee meeting attended, except that the Chairman of each Committee receives a committee meeting fee of $2,000, and permits such Directors to elect to receive all or a portion of Board and Committee meeting fees in Common Stock in lieu of cash. The Long-Term Incentive Compensation Plan (prior to 1998, the 1995 Stock Option Plan) provides for the grant of nonqualified options to purchase 2,000 shares initially, and 1,000 shares annually thereafter, of Common Stock to each Director who is not an officer or employee of the Corporation. Directors are reimbursed for expenses incurred in performing services as a Director, including expenses for attending Board, committee and other meetings. Under the non-qualified Non-Employee Director Deferral Plan adopted by the Corporation in 1997, Directors who are not employees of the Corporation may elect to defer all or a portion of their annual retainer, meeting fees or other fees paid in connection with their Board service to a cash deferral account or a stock deferral account. Amounts in a cash deferral account accumulate interest generally at the daily average for the preceding twelve (12) calendar quarters of the prime commercial lending rate of The Chase Manhattan Bank, N.A., New York, plus 1 percent, while amounts in a stock deferral account are valued in direct relationship to changes in the fair market value of Common Stock (including dividends paid) of the Corporation from time to time.

In addition to the foregoing standard arrangements relating to the compensation of Directors, Dr. Hansen receives an annual payment of $10,000, payable on a quarterly pro-rated basis, in consideration of his additional duties as Lead Director; this arrangement became effective as of his election as Lead Director on May 8, 1997. Mr. McKee received fees in 1999 from Stone & Webster Canada Limited for services as a Director of that subsidiary of the Corporation of $6,231.82 (converted from Canadian dollars based on Cn$1.4442 per U.S. dollar, the Noon Buying Rate in New York for cable transfers payable in foreign currencies as of December 31, 1999), plus expenses. In addition, in 1999 the following Directors received special activity fees for participating, at management's request, in activities relating to their services performed as a member of the Board of Directors in the amounts stated: Mr. McCammon - $3,000; Mr. Reznicek - $4,000; Mr. Wood - $5,000.

Report of the Compensation Committee

Under the direction of the Compensation Committee (the Committee), the Corporation has developed and implemented compensation plans and programs which are designed to enhance the long term growth and profitability of the Corporation and to increase Shareholder value. The Committee is comprised of five directors, none of whom has ever been an officer or employee of the Corporation or its subsidiaries. The following is a report of the Corporation's compensation philosophy and practices, as directed by the Committee.

The Committee's fundamental approach is to compensate the Named Executives (included in the Summary Compensation Table) and other key executives at a level commensurate with their responsibilities, while providing compensation opportunities that are directly linked to the performance of the Corporation. The objectives of the Corporation's executive compensation programs are to attract and retain very highly competent individuals, to encourage them to achieve and surpass the Corporation's challenging business goals and to ensure that the interests of the Corporation's executives are well aligned with the interests of Shareholders.

The Corporation, through its operating subsidiaries, is primarily engaged in providing engineering and construction services. These businesses tend to be cyclical in nature, driven both by general business cycles and by activity in our clients' industries. Due to this cyclical nature, it is important to keep our overhead costs low, while ensuring that the Corporation is able to provide the specialized technical expertise expected by our clients. As a result, the Committee recognizes the need to balance limited fixed compensation costs with the ability to attract and retain highly competent professionals and to reward them for improving the performance of the Corporation and providing a return to Shareholders.

Accordingly, the philosophy of the Corporation has been to provide the Named Executives and the professional and supervisory staff with base salaries that are relatively competitive, while making the balance of compensation contingent upon the achievement of the Corporation's financial objectives.

In 1998 and 1999, the Committee retained outside consulting firms to assist the Corporation in ensuring that its executive compensation programs provide competitive compensation opportunities with incentives based on improving the financial performance of the Corporation. In analyzing competitive compensation, the firms relied upon compensation information from a broader group of companies than are included in the performance graph to better reflect the Corporation's relevant market for attracting and retaining executive talent.

1999 Compensation Programs

Base Salary

Based on the Committee's assessment of competitive market conditions, increases in the rate of base salary were awarded to the Named Executives in 1999 as reflected in the Summary Compensation Table, except for Mr. Evans who was first employed in 1999.

Annual Incentives

In 1997, the Committee implemented the Executive Management Incentive Compensation Plan, and in 1998 it implemented the Annual Incentive Compensation Plan (which was approved by the Shareholders at the 1998 Annual Meeting of Shareholders), which were designed to ensure that executives' interests are strongly aligned with the interests of Shareholders and the financial success of the Corporation. Under these plans, performance is measured primarily based on the Corporation's earnings per share and return on Shareholders' equity, as well as business division and individual performance. The Committee believes that the current plan encourages the Corporation's management to accomplish annual objectives, while also focusing executives on the achievement of long term goals that will result in share price appreciation.

The Committee awarded no incentive-based bonuses for 1999 under the Annual Incentive Compensation Plan to the Named Executives because minimum performance goals were not met. As set forth in the Summary Compensation Table, Mr. Evans and Mr. Jones received bonus awards, which were paid in March 2000, in accordance with the terms of their respective employment agreements.

Under the plan for 2000, Named Executives other than the CEO are eligible to receive payments ranging from 0 percent to 125 percent of base salary. Based on its competitive assessment of the marketplace, the Committee believes that these award levels are competitive by industry standards. No incentive payments under the plan will be made for 2000 if the Corporation does not attain at least 70 percent of its targeted Earnings per Share, as approved by the Committee.

Stock Option, Restricted Stock, Performance Share and Performance Unit Awards

Under the Corporation's Long-Term Incentive Compensation Plan, the Committee may make awards of stock options, restricted stock, performance shares and performance units to key employees in order to motivate and reward them for increases in Shareholder value. (Prior to 1998, options were issued under the 1995 Stock Option Plan.) In 1999, the Committee granted stock options, restricted stock awards and performance shares to the Named Executives as shown in the Summary Compensation Table, as well as to other key employees. During 1999, restricted stock awards were made to certain employees, including Messrs. Evans, Langford and Jones, some of which vest in thirds when the market price of the Corporation's common stock maintains each of three target prices of $25, $30, and $35 per share over five consecutive trading day periods as determined by the Compensation Committee, or on the fifth anniversary of the award. No awards of performance shares were made to any of the Named Executives in 1998. Performance share awards were made under the LTICP in 1999 to certain employees, including Messrs. Evans, Langford and Jones, which cover one-, two- and three-year periods, which result in compensation in the form of shares of Common Stock only if performance target levels are attained; the one-year awards were forfeited because the requisite performance targets were not achieved. The Committee believes that these options, restricted stock awards, and performance shares are effective ways to encourage executives, since they are rewarded if the Corporation's share price increases.

Chief Executive Officer Compensation

At the beginning of 1996, the Corporation entered into an employment agreement with the Corporation's new Chief Executive Officer, Mr. H. Kerner Smith. His compensation in 1998 and 1999 was in accordance with the terms of his employment agreement as amended January 15, 1997. In 1999, the Board of Directors, in accordance with the recommendation of this Committee, authorized an increase in Mr. Smith's salary for 1999 and a bonus with respect to 1998 in the amount of $500,000 as set forth in the Summary Compensation Table. In 2000, the Board of Directors, in accordance with the recommendation of this Committee, agreed to continue Mr. Smith's salary for 2000 at the same level as in 1999 and did not authorize any bonus for Mr. Smith with respect to 1999. In order to provide compensation opportunities that are directly linked to the performance of the Corporation, pursuant to the Corporation's Long-Term Incentive Compensation Plan which was approved by the Shareholders at the 1998 Annual Meeting, during 1999 the Board of Directors awarded Mr. Smith 8,688 shares of restricted stock, stock options with respect to 144,000 shares, and performance share awards covering one-, two-, and three-year periods, all as described in the Summary Compensation Table, the notes thereto and the tables which appear below. For the 1-year awards made in 1999, performance goals were not achieved and no payout was made. Mr. Smith will continue to participate in the Corporation's Long-Term Incentive Compensation Plan, and his compensation will be determined based on the philosophies discussed in this report and the terms of his employment agreement as amended, as described below. In January 2000, the Board of Directors awarded 40,000 shares of restricted stock to Mr. Smith pursuant to the Long-Term Incentive Compensation Plan, which shares vest in thirds when the market price of the Corporation's Common Stock maintains each of three target prices of $25, $30, and $35 per share over five consecutive trading day periods, or on the fifth anniversary of the award. This award will be included in the Summary Compensation Table in the Proxy Statement in connection with the 2001 Annual Meeting of Shareholders. These shares are included as beneficially owned shares in the Share Ownership of Directors and Executive Officers table as of March 24, 2000 which appears in Item 12 herein.

Deductibility of Executive Compensation

The Corporation believes that it is desirable that all of its executive compensation be deductible and fall within the $1 million limit on deductible compensation provided in Section 162(m) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), although in certain circumstances it may be appropriate to permit compensation to exceed this limitation. The Corporation has reviewed its compensation policies with respect to its covered executives and determined that although Section 162(m) had no impact on the ability of the Corporation to deduct compensation paid to its Named Executives in 1997, it was decided to submit the Annual Incentive Compensation Plan and the Long-Term Incentive Compensation Plan for approval of the Shareholders at the 1998 Annual Meeting of Shareholders in order for amounts payable under the Plan to comply with the performance-based compensation exemption of Section 162(m). With the approval of these plans, the impact of Section 162(m) in 1999 was limited.

                                              The Compensation Committee

                                              Bernard W. Reznicek (Chairman)
                                              Frank J. A. Cilluffo
                                              Elvin R. Heiberg III
                                              David N. McCammon
                                              Peter M. Wood


Executive Compensation

The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as the Corporation's Chief Executive Officer (or any person acting in a similar capacity during the last completed fiscal year), and each of the four other most highly compensated executive officers of the Corporation (collectively, the Named Executives), for services rendered to the Corporation in all capacities during each of the last three fiscal years in which such person was an executive officer of the Corporation.

Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
                                                                        -----------------------------------
                                         Annual Compensation(1)                 Awards(4)
                                    --------------------------------    ------------------------
                                                             Other                    Securities               All
                                                             Annual     Restricted    Under-                   Other
                                                             Compen-    Stock         Lying         LTIP       Compen-
Name and                               (2)         (2)       sation     Awards        Options/      Payouts    sation
Principal Position          Year    Salary($)    Bonus($)    ($)(3)     ($)           SARs(#)       ($)        ($)(5)
-----------------------------------------------------------------------------------------------------------------------

H. Kerner Smith             1999     625,000           0           0    254,667       144,000          0       3,494
 Chairman, President and    1998     550,000     500,000           0          0        44,000          0       3,347
 Chief Executive Officer    1997     545,833     550,000     175,039          0        40,000          0       2,808

Peter  M. Evans(6)          1999     354,167     375,000     See(6)     477,188        60,000          0       1,953
 Senior Executive Vice      1998           -           -           -          -             -          -           -
 President                  1997           -           -           -          -             -          -           -

Thomas L. Langford(7)       1999     320,000           0           0    206,865        35,000          0       3,494
 Executive Vice President   1998     290,000     100,000           0          0        22,000          0       3,347
 and Chief Financial        1997     169,167      46,013           0          0        20,000          0           0
 Officer

James P. Jones(8)           1999     290,000     101,500     See(8)     304,371        21,000          0       4,144
 Vice President,            1998     275,000     101,500     See(8)           0        24,000          0       3,347
                            1997           -           -           -          -             -          -           -

Gerard A. Halpin, III(9)    1999     193,000           0           0          0        10,000          0       3,494
 Vice President and         1998     183,750      10,000           0          0         5,000          0           0
 Treasurer                  1997           -           -           -          -             -          -           -
-----------------------------------------------------------------------------------------------------------------------

__________
(1) For 1997, the Compensation Committee developed, and the Board of Directors adopted, an executive management incentive compensation plan for the compensation of certain executives of the Corporation and its subsidiaries in which the Named Executives, among others, were selected to participate, and pursuant to which the Named Executives received incentive payments, as shown in the table above for 1997 under "Bonus," based on performance measured primarily by the Corporation's earnings per share, return on Shareholders' equity, business division and individual performance for the year. With respect to 1998 and 1999, the Compensation Committee developed and the Board of Directors adopted the Annual Incentive Compensation Plan, which was approved by the Shareholders at the 1998 Annual Meeting of Shareholders, for the compensation of certain executives and management personnel of the Corporation and its subsidiaries, in which the Named Executives, among others, were selected to participate, but, because minimum performance goals were not met, they received no incentive payments under that plan in 1998 or in 1999. In 1998, the Committee awarded bonuses to the Named Executives as shown in the table above, based in part on individual performance. In 1997, 1998 and 1999, Mr. Smith's compensation was governed by his employment agreement described below. Mr. Evans' employment agreement provides that he will receive a minimum bonus for 1999 equal to 100 percent of his base salary. Mr. Jones' employment agreement provides that he will receive a minimum bonus for 1998, 1999 and 2000 equal to 35 percent of his base salary. The "Bonus" payments shown in the table above with respect to 1997, 1998 and 1999 were actually paid in March 1998, March 1999, and March 2000, respectively, and a payment of $200,000 to Mr. Smith was paid in August, 1997 with respect to 1996. See also the Report of the Compensation Committee.
(2) Includes amounts deferred by the Named Executives under provisions of the Employee Investment Plan pursuant to Section 401(k) of the Internal Revenue Code.
(3) Perquisites and personal benefits paid to each Named Executive during 1997, 1998 and 1999 in each instance aggregated less than the lesser of $50,000 or 10 percent of the total annual salary and bonus payment set forth in the columns entitled "Salary" and "Bonus" and, accordingly, are omitted from the table as permitted by the rules of the Commission, except that, pursuant to his employment agreement described below, Mr. Smith received personal benefits in 1997 in the aggregate of $175,039 which included initiation, annual and other club membership expenses of $90,000 and related tax expenses of $77,349.
(4)  Restrictions  on  shares  awarded  pursuant  to  the  Long-Term   Incentive
     Compensation Plan (the LTICP) (prior to 1998, awards were made under the Restricted Stock Plan) lapse in equal installments over vesting periods of three to five years or upon the occurrence of target events determined by the Compensation Committee. The Named Executives held shares of restricted stock with a market value as of December 31, 1999 as follows: Mr. Smith (8,688 shares; $146,067), Mr. Evans (30,000 shares; $504,375), Mr. Langford
     (9,344  shares;  $157,096),  Mr. Jones  (17,244  shares;  $289,915) and Mr.
     Halpin (1,401 shares; $23,554). Dividends are payable on restricted stock awards directly to the holder of restricted stock. The Corporation did not have any plans which provide compensation in the form of stock appreciation rights (SARs) during the years covered by this table. A Stock Option Plan was first adopted in 1995, and that plan was replaced by the LTICP in 1998 with respect to future stock option grants as discussed below. Performance share awards were made under the LTICP in 1999 to certain employees, including Messrs. Smith, Evans, Langford and Jones, which cover one-, two- and three-year periods, which result in compensation in the form of shares of Common Stock only if performance target levels are attained; the one-year awards were forfeited because the requisite performance targets were not achieved. See also the tables below concerning awards under the LTICP.
(5) Includes contributions made by the Corporation under the Employee Investment Plan during 1999 on behalf of Messrs. Smith, Evans, Langford, Jones, and Halpin in the amount of $2,000, $1,953, $2,000, $2,000 and $2,000, respectively, and contributions made by the Corporation under the ESOP during 1999 of $1,494, $0, $1,494, $2,144 and $1,494, respectively.
(6) Mr. Evans was first employed by the Corporation as of January 26, 1999, and is Senior Executive Vice President and a Director. In connection with the commencement of his employment and his relocation in 1999, Mr. Evans borrowed $450,000 from a subsidiary of the Corporation for use in the purchase of his principal residence. This loan is secured by a mortgage on the property and bears interest at the rate of 5.59 percent per annum. The largest aggregate amount outstanding during 1999 was the original amount of the loan plus accrued interest, and the principal amount outstanding as of the latest practicable date is approximately $361,000.
(7) Mr. Langford was first employed by the Corporation on June 2, 1997 in the capacity of Executive Vice President. He is also Chief Financial Officer of the Corporation.
(8) Mr. Jones was first employed by the Corporation as of January 1, 1998, and is Vice President, Secretary and General Counsel. In connection with the commencement of his employment and his relocation in 1998, Mr. Jones borrowed $400,000 from a subsidiary of the Corporation for use in the purchase of his principal residence. This loan is secured by a mortgage on the property and bears interest at the rate of 6 percent per annum. The largest aggregate amount outstanding during 1999 was the original amount of the loan plus accrued interest, and the principal amount outstanding as of the latest practicable date is approximately $300,000.
(9) Mr. Halpin was first employed by the Corporation on October 28, 1996, and is Vice President and Treasurer. Data with respect to his compensation for 1997 is not included in the table above because he was not an Executive Officer of the Corporation during 1997.

Stock Options

Option Grants in Last Fiscal Year

The following table shows all individual grants of stock options under the Corporation's Long-Term Incentive Compensation Plan to the Named Executives during the fiscal year ended December 31, 1999.

-----------------------------------------------------------------------------------------------------
                                      Individual Grants
                     -----------------------------------------------------
                                   Percent                                    Potential Realizable
                     Number of     of Total                                   Value at Assumed
                     Securities    Options                                    Annual Rates of Stock
                     Underlying    Granted to    Exercise                     Price Appreciation
                     Options       Employees     or Base                      for Option Term($)(3)
                     Granted       in Fiscal     Price($/Sh)    Expiration    ----------------------
     Name(a)         (#)(1)(b)     Year(c)       (2)(d)         Date(e)        (5%)(f)       10%(g)
-----------------------------------------------------------------------------------------------------
H. K. Smith          100,000         22.32        31.3750       1/26/2009     1,973,157    5,000,367
H. K. Smith           44,000          9.82        24.8750       5/13/2009       688,325    1,744,351
P. M. Evans           25,000          5.58        32.0625       1/25/2009       504,098    1,277,484
P. M. Evans           35,000          7.81        24.8750       5/13/2009       547,531    1,387,552
T. L. Langford        13,000          2.90        32.0625       1/25/2009       262,131      664,292
T. L. Langford        22,000          4.91        24.8750       5/13/2009       344,163      872,176
J. P. Jones            9,000          2.01        32.0625       1/25/2009       181,475      459,894
J. P. Jones           12,000          2.68        24.8750       5/13/2009       187,725      475,732
G. A. Halpin, III      5,000          1.12        32.0625       1/25/2009       100,820      255,497
G. A. Halpin, III      5,000          1.12        24.8750       5/13/2009        78,219      198,222
-----------------------------------------------------------------------------------------------------

__________
(1) The stock options become exercisable on dates ranging from February 5, 1999 to August 30, 2003. All options expire ten years from the date of grant, subject to earlier termination in certain events related to termination of employment, death, retirement or disability. Upon a change of control, all outstanding options become exercisable.
(2) The initial exercise price for the options granted in 1999 is determined, as set forth in the Long-Term Incentive Compensation Plan, to be equal to 100 percent of the fair market value of a share of Common Stock on the date immediately preceding the date of the grant. The exercise price may be paid in cash, by the delivery of previously owned shares of Common Stock, or by such other method as may be permitted by the Compensation Committee.
(3) As required by the rules of the Commission, potential values stated are based on the prescribed assumption that the Corporation's Common Stock will appreciate in value from the date of the grant to the end of the option term (ten years from the date of grant) at annualized rates of 5 percent and 10 percent (total appreciation of 63 percent and 159 percent), respectively, and therefore are not intended to forecast future appreciation, if any, in the price of the Corporation's Common Stock. These dollar amounts are also calculated based on the assumption that the options are exercised at the end of the full ten-year term of the option. The options would have no value to the option holders if the price of the Common Stock does not increase above the exercise price of the options.

Aggregated  Option  Exercises in Last  Fiscal  Year and Fiscal  Year-End  Option
Values

The following table provides information concerning each option exercised during the last fiscal year by each of the Named Executives and the value of unexercised options held by such executive officers at the end of the fiscal year.

-------------------------------------------------------------------------------------------------------------
                                                    Number of Securities            Value of Unexercised
                                                   Underlying Unexercised           In-the-Money Options
                                                Options at Fiscal Year End(#)       at Fiscal Year End(#)
                     Shares                     -----------------------------    ----------------------------
                     Acquired on    Value       Exercisable     Unexercisable    Exercisable    Unexercisable
                     Exercise(#)    Realized    -----------     -------------    -----------    -------------
Name(a)              (1)(b)         ($)(c)                  (d)                             (e)
-------------------------------------------------------------------------------------------------------------
H. K. Smith               0            $0         192,084          172,916            0               0
P. M. Evans               0             0               0           60,000            0               0
T. L. Langford            0             0          28,500           48,500            0               0
J. P. Jones               0             0          15,000           30,000            0               0
G. A. Halpin, III         0             0          12,500           12,500            0               0
-------------------------------------------------------------------------------------------------------------

__________
(1) Values stated are calculated by subtracting the option exercise price from the closing price of $16.8125 per share of the Corporation's Common Stock as listed in the New York Stock Exchange Composite Transactions on December 31, 1999. Since that closing price was less than the exercise price for all options reflected in the foregoing table, the fiscal year-end option values were zero for all of the Named Executives.

Long-Term Incentive Plan Performance Share Awards in Last Fiscal Year

The following table shows all individual Performance Share Awards under the Corporation's Long-Term Incentive Compensation Plan to the Named Executives during the fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
                 Number of                      Estimated Future Payouts Under
                 Shares       Performance       Non-Stock Price-Based Plans(3)
                 Units        or Other        ----------------------------------
                 or Other     Period Until    Threshold     Target     Maximum
                 Rights       Maturation      (Shares)     (Shares)    (Shares)
   Name(a)       (#)(1)(b)    Payout(2)(c)       (d)          (e)        (f)
--------------------------------------------------------------------------------
H. K. Smith           0       1/99-12/1999      3,000       12,000      24,000
H. K. Smith      12,000       1/99-12/2000      3,000       12,000      24,000
H. K. Smith      12,000       1/99-12/2001      3,000       12,000      24,000

P. M. Evans           0       1/99-12/1999      1,500        6,000      12,000
P. M. Evans       6,000       1/99-12/2000      1,500        6,000      12,000
P. M. Evans       6,000       1/99-12/2001      1,500        6,000      12,000

T. L. Langford        0       1/99-12/1999      1,500        6,000      12,000
T. L. Langford    6,000       1/99-12/2000      1,500        6,000      12,000
T. L. Langford    6,000       1/99-12/2001      1,500        6,000      12,000

J.P. Jones            0       1/99-12/1999        775        3,100       6,200
J.P. Jones        3,100       1/99-12/2000        775        3,100       6,200
J.P. Jones        3,100       1/99-12/2001        775        3,100       6,200
--------------------------------------------------------------------------------

__________
(1) The number of performance shares to be earned is based on achievement of performance measurement goals during the performance period. For the 1-year awards made in 1999, performance goals were not achieved and no payout was made.
(2) Performance periods are January 1, 1999 to December 31, 1999 for 1-year awards; January 1, 1999 to December 31, 2000 for 2-year awards; and January 1, 1999 to December 31, 2001 for 3-year awards.
(3) Performance measurement goals: Percentage of target awards earned is based on return on Shareholders' equity relative to peer group and corporate earnings per share.

Performance Graph

The following graph compares the five year cumulative total Shareholder return (assuming the reinvestment of dividends) on the Corporation's Common Stock against the cumulative total return of the Standard & Poor's 500 Stock Index (S&P 500) and the Dow Jones Heavy Construction Group Index. The graph assumes an initial investment of $100 on December 31, 1994 in the Corporation's Common Stock or in the underlying securities which comprise each of those market indices.

Comparison of Five Year Cumulative Total Return Among Stone & Webster, Incorporated, S&P 500 and the Dow Jones U.S. Heavy Construction [graph] Group Index

------------------------------------------------------------------------------------------------
                                   1994       1995       1996       1997       1998       1999
------------------------------------------------------------------------------------------------
Stone & Webster, Incorporated    $100.00    $110.00    $ 98.00    $148.00    $106.00    $ 55.00
S&P 500                          $100.00    $138.00    $169.00    $226.00    $290.00    $351.00
Dow Jones U.S. Heavy
 Construction Group Index        $100.00    $140.00    $133.00    $100.00    $104.00    $ 98.00
------------------------------------------------------------------------------------------------

Long-Term Incentive Compensation Plan

The Long-Term Incentive Compensation Plan (the Long-Term Plan) was approved by the Shareholders in 1998 and became effective as of January 1, 1998, replacing the Restricted Stock Plan and the 1995 Stock Option Plan.

Under the provisions of the Long-Term Plan, stock-based and performance-based awards may be made by the Compensation Committee, subject to forfeiture provisions, to any employee of the Corporation and its subsidiaries and affiliates, as selected by the Compensation Committee. Up to six hundred and fifty thousand (650,000) shares of Common Stock are reserved and authorized for issuance through the Long-Term Plan, no more than three hundred thousand (300,000) of which may be granted in the form of restricted stock. In addition, three hundred thirty thousand, seven hundred seventy-seven (330,777) shares of Common Stock which were authorized under the Restricted Stock Plan and the 1995 Stock Option Plan are also available to be issued under the Long-Term Plan. The Long-Term Plan permits the replacement of stock options to the extent shares are tendered in payment of a stock option exercise price or withheld by the Corporation to pay taxes on an award.

Awards under the Long-Term Plan may be made in the form of incentive and nonqualified stock options, restricted stock, performance units and performance shares. Stock options under the Long-Term Plan expire no later than the tenth anniversary of the date of grant and have an exercise price at least equal to the Fair Market Value (as defined in the Long-Term Plan) of a share of Common Stock on the date the option is granted. Other terms of stock options are as set by the Compensation Committee at the time of grant. Restricted stock awards under the Long-Term Plan have such conditions as are set by the Compensation Committee at the time of grant, including the period during which restrictions are in effect, which will normally extend over not less than three years from the date of grant. Upon initial election as a Director, each non-employee Director receives nonqualified options to purchase 2,000 shares, and thereafter annually receives nonqualified options to purchase 1,000 shares.

Performance Shares and Performance Units under the Long-Term Plan represent the right to receive payments based upon meeting specified performance measures. Performance Units and Performance Shares are granted upon such terms as the Compensation Committee determines, provided that no more than ten percent of Performance Shares issuable under the Plan may be issued subject to a performance period of less than one year. A performance period is the time period during which the performance goals must be met.

All awards under the Long-Term Plan may be granted subject to the attainment of certain pre-established objective performance goals during a specified performance period. The duration of a performance period is set by the Compensation Committee. The performance measures are earnings per share, net income (before or after taxes), return measures (including return on assets, capital, equity or sales), cash flow return on investments (net cash flows divided by owner's equity), earnings (before or after taxes), gross revenues, market-to-book value ratio, share price (including growth measures and total Shareholder return), working capital measures, and economic value added. The Compensation Committee has the discretion to adjust the determinations of the degree of attainment of the pre-established performance goals, subject, in certain cases, to compliance with Section 162(m) of the Internal Revenue Code in order to preserve the tax deductibility of amounts payable under the Long-Term Plan. In general, all restrictions upon awards under the Long-Term Plan will lapse upon a Change of Control of the Corporation (as defined in the Long-Term
Plan), and all target performance criteria will be deemed to have been attained.

Employee Retirement Plan

The Corporation's Employee Retirement Plan is a trusteed, non-contributory, defined benefit plan which applies to all eligible employees of the Corporation. Benefits are based upon the length of credited service and the amounts of annual compensation (as defined in the plan) received during that period of service. Normal retirement age is generally the employee's Social Security Retirement Age. The formula for computing benefits provides that, for employees under the plan who had not attained their retirement date prior to January 1, 1992, annual retirement benefits are equal to the sum of (a) 0.75 percent of average annual compensation for the years 1989, 1990 and 1991 up to $21,000 plus 1.35 percent of such compensation in excess of $21,000, multiplied by the years and months of credited service before January 1, 1992 for up to 35 years, plus (b) 1 percent of such annual compensation for the years and months of credited service before January 1, 1992 in excess of 35 years, plus (c) for each year of credited service after January 1, 1992, 1 percent of annual compensation up to an indexed amount (which was $57,750 for 1999) equal to 1.75 times the "Social Security Covered Compensation" (a 35-year average Social Security earnings base), plus
1.45 percent of such annual compensation in excess of such amount; provided that employees with more than 35 years of service at retirement will be credited with a flat 1.33 percent of annual compensation for each year of service after the 35th year. With respect to the Named Executives, compensation, for purposes of calculating retirement benefits, includes both the fixed and incentive portions of salaries shown in the Summary Compensation Table under the Salary and Bonus headings, respectively. As of January 1, 2000, the number of full credited years of service for Messrs. Smith, Evans, Langford, Jones and Halpin is 3, 0, 2, 2, and 3 years, respectively, and the estimated annual benefit payable to them upon retirement at normal retirement age and assuming the continuance of current rates of compensation for each until normal retirement age is $145,483, $75,182, $45,070, $49,187 and $69,729, respectively. See "Employment and Change of Control Agreements" below. These amounts do not reflect any limitations on annual benefits which may be paid from a tax-qualified retirement plan at the time of retirement imposed by Section 415 of the Internal Revenue Code, as amended from time to time, nor do they reflect any limitations imposed by
Section 401(a)(17) of the Internal Revenue Code on the amount of compensation upon which benefits may be determined. The Board of Directors has adopted a Supplemental Retirement Program, which was amended in 1989, to fund the payment of any benefits calculated under the provisions of the Employee Retirement Plan which would be in excess of the limitations imposed by Sections 415 and 401(a)(17) of the Internal Revenue Code.

Employment and Change of Control Agreements

The Corporation entered into a three-year employment agreement with Mr. Smith on February 12, 1996 under which Mr. Smith is to serve as President and Chief Executive Officer of the Corporation. The agreement provides Mr. Smith with: an annual base salary of $500,000, with increases subject to annual review; an annual performance bonus for 1996 of $250,000 or such larger amount based upon performance and at the discretion of the Board, and with such amounts in years after 1996 to be based upon a long-term performance-based compensation plan to be adopted by the Board; severance arrangements providing for three (3) times annual compensation if employment is terminated, or deemed to be terminated, without cause; a supplemental retirement benefit designed to provide Mr. Smith a monthly retirement income benefit, commencing at age 60, from all of the Corporation's pension plans equivalent to 25 percent of Mr. Smith's average last three years' total compensation, with an equal benefit to be paid to Mr. Smith's wife for her life if she survives Mr. Smith; and a 10-year stock option for 100,000 shares of Common Stock with an exercise price of $34.875 (the market price on the trading day immediately prior to the grant date in accordance with the Corporation's 1995 Stock Option Plan). In accordance with the agreement, the Board elected Mr. Smith as Chairman of the Board of Directors on May 8, 1997. In January 1997, the agreement was amended to provide, among other matters, that on the first anniversary date of the commencement of the agreement, and on each subsequent anniversary date, the term of the agreement will be extended by one year, unless sooner terminated by either party; the amendment also provided for the payment to Mr. Smith of an annual bonus of 50 percent of his base salary for each of 1997 and 1998 if the amount payable under the Executive Management Incentive Compensation Plan and/or the long-term performance-based incentive compensation plan to be adopted by the Board would be less than such amount.

The Corporation entered into an agreement with Mr. Evans in connection with the commencement of his employment in January 1999 under which Mr. Evans is to serve as Senior Executive Vice President of the Corporation and President and Chief Operating Officer of the Corporation's principal engineering and construction subsidiary. The agreement provides Mr. Evans with: an initial annual base salary of $375,000, a minimum annual performance bonus for 1999 equal to his base salary for 1999, participation in the incentive compensation plan and retirement plans; a 10-year stock option for 25,000 shares of Common Stock vesting at a rate of 25 percent per year; severance arrangements providing for twenty-four months compensation if employment is terminated without cause; and mortgage financing for Mr. Evans' principal residence, as discussed above in the Summary Compensation Table and footnote (6) thereto.

The Corporation entered into an agreement with Mr. Jones in connection with the commencement of his employment in January 1998 under which Mr. Jones is to serve as Vice President, Secretary and General Counsel of the Corporation. The agreement provides Mr. Jones with: an initial annual base salary of $275,000, an annual performance bonus for 1998, 1999, and 2000 equal to 35 percent of base salary or such larger amount as may be determined under the Corporation's incentive compensation plans; severance arrangements providing for eighteen months compensation if employment is terminated without cause; a supplemental retirement benefit designed to provide Mr. Jones a minimum retirement income benefit commencing at age 65 from the Corporation and its pension plans equivalent to $100,000 per year at the end of ten years of service, to vest at the rate of $10,000 per year of service, with 50 percent of that benefit to be paid to Mr. Jones' wife for her life if she survives Mr. Jones; a 10-year stock option for 12,000 shares of Common Stock vesting at a rate of 25 percent per year, and mortgage financing for Mr. Jones' principal residence, as discussed above in the Summary Compensation Table and footnote (8) thereto.

Each of Messrs.  Smith,  Evans,  Langford,  Jones and Halpin has entered  into a special Change of Control Agreement providing for severance pay and a continuation of certain benefits should a "Change of Control" occur. Entry into these agreements, as amended, was unanimously approved by the independent members of the Board of Directors. In order to receive benefits under these special agreements, a "Change of Control" must have occurred as a result of any of the following circumstances:

     a. Accumulation by any individual, entity or group of 20 percent or more of the outstanding voting stock of the Corporation;

     b. A change in the make-up of a majority of the persons serving as Directors of the Corporation from the majority currently in office (with such majority including those replacements or additions subsequently approved by a majority of Directors currently in office);

     c. A merger or other business combination resulting in persons other than current shareholders of the Corporation owning more than 50 percent of the resulting entity;

     d.   Approval of a liquidation or dissolution of the Corporation.

In order for severance benefits to be payable under these agreements, in addition to the Change of Control, the executive's employment must be terminated either involuntarily without cause (actual or "constructive") or if, after a Change of Control, the executive remains in the employ of the Corporation for a one year period, the executive may, for a thirty day period subject to the terms of such agreements, voluntarily terminate his employment and receive the severance benefits in a lump sum.

Under the special Change of Control Agreements, severance payments would equal, in the case of Messrs. Smith, Evans, Langford and Jones, an amount equal to three times the executive's most recent annual base salary and highest recent bonus, which generally is the highest bonus paid in the last three years. In addition, medical, life and disability benefits would be provided at the expense of the Corporation for the applicable period of three years. The executive would also receive an amount equal to the actuarial equivalent of the benefit that such executive would have received under the Corporation's defined benefit retirement plans assuming that the executive had remained in the employ of the Corporation during the three-year period following the right to receive benefits under these agreements. Mr. Halpin's agreement has a multiplier of two, and two-year periods. All options outstanding on the date of a change of control would become immediately and fully exercisable and all restrictions upon any restricted shares would lapse immediately and all such shares would become fully vested.

Payments to executives under these Change of Control Agreements may be subject to the imposition of the excise tax required by Section 4999 of the Internal Revenue Code, if payments under these agreements are deemed to be an "excess parachute payment" pursuant to Section 280G of the Internal Revenue Code. Under the agreements as amended, such payments can be increased so that the employee is in the same after-tax position as if there was no excise tax. However, in order to avoid excessive costs to the Corporation while providing little after-tax benefit to the executive, the amendment requires a minimum after-tax benefit to be delivered to the executive before the gross-up is operative.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Corporation had outstanding, as of March 24, 2000, 14,235,997 shares of Common Stock (excluding 3,495,491 shares held in the treasury), each share of which is entitled to one vote. Only Shareholders of record at the close of business on March 24, 2000 will be entitled to vote at the Annual Meeting or any adjournments or postponements thereof.

As of March 24, 2000, the institutional trustees under the following employee benefit plans held of record more than 5 percent of the outstanding Common Stock of the Corporation:

     The Employee Investment Plan of Stone & Webster, Incorporated and Participating Subsidiaries (the Employee Investment Plan) - 1,246,173 shares (approximately 8.8 percent), with an address in care of the Corporation at 245 Summer Street, Boston, MA 02210.

     The Employee Stock Ownership Plan of Stone & Webster, Incorporated and Participating Subsidiaries (ESOP) (including PAYSOP shares referred to below) - 2,075,091 shares (approximately 14.6 percent), with an address in care of the Corporation at 245 Summer Street, Boston, MA 02210.

     The Employee Retirement Plan of Stone & Webster, Incorporated and Participating Subsidiaries (Retirement Plan - 1,079,800 shares (approximately 7.6 percent), with an address in care of the Corporation at 245 Summer Street, Boston, MA 02210.

The Employee Benefits Committee of the Board of Directors of the Corporation (the Committee), which administers the Employee Investment Plan and the Retirement Plan, may be considered a beneficial owner of the shares held under the Employee Investment Plan and the Retirement Plan by reason of the definition of beneficial ownership contained in Rule 13d-3 of the Securities and Exchange Commission (the Commission) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). The Employee Investment Plan provides that shares allocated to the investment accounts of participants will be voted as the participants direct, and shares as to which participants have not given directions will be voted in accordance with the direction of the Committee. The Retirement Plan provides that shares held in the trust under the Retirement Plan will be voted in accordance with the direction of the Committee. To the extent that the Committee shares or has voting power as aforesaid, the Committee may be considered a beneficial owner under the Commission definition. The Committee is presently composed of Donna F. Bethell, Chairman, David N. McCammon, J. Angus McKee and H. Kerner Smith, a majority of whom are non-employee Directors of the Corporation and each of whom has a mailing address at the Corporation. Pursuant to the ESOP, shares allocated to the accounts of participants are voted as the participants direct, and allocated shares as to which participants have not given directions and all unallocated shares are voted in the proportions the allocated shares are voted by the participants. The Payroll-based Employee Stock Ownership Plan (PAYSOP) trust was merged into the ESOP trust effective as of January 1, 1995, and shares from the PAYSOP are voted in the same manner as shares in the ESOP. Shares held under the ESOP may not be transferred by the trustee of that plan, other than to meet distribution requirements of the ESOP or in connection with a statutory reclassification of the Corporation's Common Stock or a statutory merger, consolidation or sale of assets or in certain limited circumstances, upon the direction of the participants.

In addition to the foregoing, the following table sets forth information concerning beneficial owners of more than 5 percent of the outstanding Common Stock of the Corporation:

--------------------------------------------------------------------------------
                                                             Percentage Reported
                                            Number of          of Outstanding
   Name and Address                          Shares             Common Stock
--------------------------------------------------------------------------------
Dimensional Fund Advisers, Inc.(1)           788,000                5.6%
     1299 Ocean Ave., 11th Floor
     Santa Monica, CA  90401

Kennedy Capital Management, Inc.(2)          820,700                6.3%
     10829 Olive Boulevard
     St. Louis, MO  63141
--------------------------------------------------------------------------------

__________
(1) Dimensional Fund Advisors, Inc., an investment adviser and investment manager, has furnished information to the Corporation which disclosed that as of December 31, 1999 it held sole voting power and sole dispositive power with respect to, and beneficially owned, 788,000 shares of the Corporation's Common Stock on behalf of its advisory clients. Dimensional Fund Advisors, Inc. disclaimed beneficial ownership of such shares.
(2) Kennedy Capital Management, Inc., an investment adviser, has furnished information to the Corporation which disclosed that as of December 31, 1999 it held sole voting power and sole dispositive power with respect to, and beneficially owned, 820,700 shares of the Corporation's Common Stock.

To the knowledge of the Corporation, as of March 24, 2000 no other person beneficially owned more than 5 percent of the outstanding Common Stock of the Corporation.

Share Ownership of Directors and Executive Officers

The following table sets forth information concerning the beneficial ownership of the Company's Common Shares as of March 24, 2000, for: (a) each incumbent Director; (b) the three other most highly compensated executive officers who are not also Directors; and (c) all Directors and Executive Officers as a group. Except as otherwise noted, the named individual or their family members have sole voting and investment power with respect to such securities.

--------------------------------------------------------------------------------
                                     Number Of Common Shares (A)
                               ---------------------------------------
                                              May Be
                                              Acquired
                                              Within
                                              60 Days      Deferral
                               Beneficially   Under          Plan
        Name                      Owned       Options(B)      (C)        Total
--------------------------------------------------------------------------------
         (a)
--------------------------------------------------------------------------------
Donna F. Bethell                 2,071           6,000           0         8,071
Frank J. A. Cilluffo (D)       667,871           6,000           0       673,871
Peter M. Evans                  30,259(E)       15,000           -        45,259
Kent F. Hansen                   2,271           6,000           0         8,271
Elvin R. Heiberg III             1,771           6,000           0         7,771
David N. McCammon                2,658           6,000       3,696        12,354
J. Angus McKee                   3,615           6,000           0         9,615
Bernard W. Reznicek              5,757           6,000           0        11,757
H. Kerner Smith                 69,723(E)      265,690           -       335,413
Peter M. Wood                    5,476           6,000         915        12,391

--------------------------------------------------------------------------------
        (b)
--------------------------------------------------------------------------------
Thomas L. Langford              13,680(E)       38,523           -        52,203
James P. Jones                  25,521(E)       23,278           -        48,799
Gerard A. Halpin, III            1,848(E)       16,250           -        18,098

--------------------------------------------------------------------------------
         (c)
--------------------------------------------------------------------------------
All Directors and Executive
 Officers as a Group
 (14 Persons)                    842,521       406,741       4,611     1,253,873
--------------------------------------------------------------------------------

__________
(A) The information contained in this column reflects the definition of beneficial ownership for the purposes of the proxy rules of the Securities and Exchange Commission. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except to the extent set forth in footnotes (B) through (E).
(B) Shares shown include shares issuable upon exercise of stock options issued to each non-employee Director and executive officer under the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan (the Long-Term Incentive Compensation Plan) (prior to 1998, under the 1995 Stock Option
     Plan) which are currently exercisable. Under the Rules of the Commission, such shares are considered to be beneficially owned. For the purpose of calculating percentage ownership, such shares were also considered to be outstanding.
(C) Represents amounts held in stock deferral accounts under the Corporation's Non-employee Director Deferral Plan. The value of these accounts depends directly upon the market price of the Common Stock of the Corporation. Executive Officers are not eligible to participate in this plan.
(D) Frank J. A. Cilluffo has furnished information to the Corporation which disclosed that as of March 24, 2000 he beneficially owned 667,871 shares. Mr. Cilluffo disclaims beneficial ownership of 560,400 shares held by Cilluffo Associates, L.P. and 105,800 shares held by Zenith Associates, L.P. except to the extent of his pecuniary interest in the securities. He also disclaims beneficial ownership of 10,000 shares held by the Frank and Irja Cilluffo Foundation which are not included in the total above. Mr. Cilluffo also has options to purchase 6,000 shares issued under the Corporation's 1995 Stock Option Plan and the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan which are currently exercisable.
(E) Includes (i) shares allocated under the Employee Investment Plan and which are subject to its terms and provisions with respect to termination and withdrawal and, in limited circumstances, to forfeiture, and held as of March 24, 2000 by Putnam Fiduciary Trust Company, trustee under the plan (with respect to such shares, investment power is determined in accordance with the provisions of the plan); (ii) shares allocated under the ESOP (which includes the PAYSOP) and which are subject to its terms with respect to forfeiture and held as of March 24, 2000 by Putnam Fiduciary Trust Company, trustee under the plan; and (iii) restricted shares awarded under the Corporation's Long-Term Incentive Compensation Plan (prior to 1998, under the Restricted Stock Plan) and which are subject to their terms with respect to forfeiture. Shares held in accounts of employees in the Employee Investment Plan and ESOP, including Messrs. Smith, Evans, Langford, Jones, and Halpin, are voted by the trustee of such plans in accordance with the instructions of the employees; in the absence of such instructions, such shares are voted by the trustee in accordance with the terms of such plans.

As of March 24, 2000, the Directors and executive officers of the Corporation, as a group, beneficially owned 1,253,873 shares or approximately 8.6 percent of the Corporation's outstanding Common Stock, including shares allocated under the Employee Investment Plan and the ESOP, and shares issuable with respect to options granted under the 1995 Stock Option Plan and Long-Term Incentive Compensation Plan which are currently exercisable or which will be exercisable within 60 days of that date. The nature of beneficial ownership for said outstanding shares was sole voting and investment power, except (1) as referred to in footnotes (B) through (E) above, and (2) 1,092 shares were held under the Employee Investment Plan for which voting power was shared as described above. In addition, the Employee Retirement Plan provides that shares held in the trust under that Plan will be voted in accordance with the direction of the Employee Benefits Committee. As of March 24, 2000, no Director or Officer beneficially owned as much as 1 percent of the outstanding Common Stock of the Corporation, except for Mr. Cilluffo, who beneficially owned approximately 4.6 percent, and Mr. Smith, who beneficially owned approximately 2.3 percent, as set forth in the foregoing table and notes.

Item 13.  Certain Relationships and Related Transactions.

The Corporation's Audit Committee, which is composed of outside Directors, monitors the activities of the Corporation which might involve proposed activities of affiliates of members of the Board of Directors to ensure that such activities do not create any conflict of interest which would interfere with a Director's ability to serve the Board and the Corporation without bias. There were no relationships and related transactions which are required to be disclosed, except as described in Notes (6) and (8) to the Summary Compensation Table which appear in Item 11. above and which are incorporated herein.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  Documents filed as part of the report:

     1.   Financial Statements and Financial Statement Schedule

          (i) The following items, which are included in registrant's 1999 Annual Report to Shareholders, are filed herewith in Exhibit (13)(i).

          Management's Discussion and Analysis

          Financial Statements (revised for the year ended December 31, 1999):
            Consolidated  Statements of  Operations and Comprehensive Income for
               the Three Years Ended December 31, 1999
            Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Shareholders' Equity for the Three Years
               Ended December 31, 1999
            Consolidated  Statements of  Cash  Flows for the  Three  Years Ended
               December 31, 1999
            Notes to Consolidated Financial Statements
            Report of Management
            Report of Independent Accountants
            Selected Financial Data
            Quarterly Financial Data
            Market and Dividend Information

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

               (i)  Form  of   employment   agreement   with   Peter  M.   Evans
          (incorporated by reference to Exhibit 10(i) to the registrant's Form 10-K for the fiscal year ended December 31, 1999).

          ______________
          *Exhibits 10 (a) through (i) are compensatory plans, contracts and arrangements in which Directors and certain executive officers participate.

               (j) Credit Agreement dated as of July 30, 1999 (incorporated by reference to Exhibit 10 to the registrant's Form 10-Q for the quarter ended September 30,1999).

               (k) Amendment dated as of November 29, 1999 to Credit Agreement dated as of July 30, 1999 (incorporated by reference to Exhibit 10(k) to the registrant's Form 10-K for the fiscal year ended December 31,
          1999).

          (13) (i) Financial Section (revised) of 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 (filed herewith).

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




Date:  May 9, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


May 9, 2000                 /S/  H. KERNER SMITH
                            ----------------------------------------------------
                                 H. Kerner Smith
                                 Chairman, President and Chief Executive Officer
                                 Director


May 9, 2000                 /S/  PETER M. EVANS
                            ----------------------------------------------------
                                 Peter M. Evans
                                 Senior Executive Vice President
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 Donna F. Bethell
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 Frank J. A. Cilluffo
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 Kent F. Hansen
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 Elvin R. Heiberg III
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 David N. McCammon
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 J. Angus McKee
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 Bernard W. Reznicek
                                 Director


May 9, 2000                 *
                            ----------------------------------------------------
                                 Peter M. Wood
                                 Director



May 9, 2000                 *By:  /S/   JAMES P. JONES
                                  ---------------------------------------------
                                        James P. Jones
                                        Attorney-In-Fact


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

   (e) Material contracts - Non-employee Director Deferral Plan (incorporated by reference)

   (f) Material contracts - Annual Incentive Compensation Plan (incorporated by reference)

   (g)    Material   contracts   -   Long-Term   Incentive   Compensation   Plan
          (incorporated by reference)

   (h)    Material  contracts  -  Employment   agreement  with  James  P.  Jones
          (incorporated by reference)

   (i)    Material  contracts  -  Employment   agreement  with  Peter  M.  Evans
          (incorporated by reference)

   (j)    Credit Agreement dated as of July 30, 1999 (incorporated by reference)

   (k) Amendment dated as of November 29, 1999 to Credit Agreement dated as of July 30, 1999 (incorporated by reference)

13 (i) Financial Section (revised) of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 (filed herewith)

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

RESULTS OF CONTINUING OPERATIONS - 1999 COMPARED WITH 1998

The Company's Engineering, Construction and Consulting revenue was $1,140 in 1999, a decrease of 6 percent from the $1,214 reported in 1998. Loss from continuing operations for 1999 was $4.0 or $0.30 per share, which includes $92.2 or $7.03 per share from the sale of the Company's corporate headquarters building, compared with a loss from continuing operations of $54.6, or $4.24 loss per share for 1998. The operating loss for 1999 was $142.5 compared with an operating loss of $81.0 in 1998. New orders for 1999 were $1,106 compared with $1,331 for 1998. New orders consist of the net total of new orders, scope changes and cancellations. Consistent with the nature of the Company's business, significant new contracts can create variability in the Company's awards pattern. Backlog was $2,602 at December 31, 1999 compared to $2,636 at December 31, 1998.

Components of earnings per share in 1999 and 1998 were:

                                                          1999        1998
--------------------------------------------------------------------------------
Continuing operations                                   $(0.27)     $(0.55)
Provisions for significant loss contracts                (7.08)      (4.18)
Pension related items                                     0.02        0.34
Asset divestitures                                        7.03        0.15
--------------------------------------------------------------------------------
 Earnings (loss) per share from continuing
   operations                                            (0.30)      (4.24)
--------------------------------------------------------------------------------
Discontinued operation                                    0.39        0.41
--------------------------------------------------------------------------------
Earnings (loss) per share                                $0.09      $(3.83)
--------------------------------------------------------------------------------

For the years ended December 31, 1999 and 1998, the Company's results included significant nonrecurring items. Operating income from continuing operations excluding nonrecurring items, for 1999 was $20.7 compared with $22.7 in 1998. Net income excluding nonrecurring items, was $4.5, compared with $9.1 in 1998.

NONRECURRING ITEMS - 1999

During 1999, the Company recorded a loss of $150.1 ($92.9 after tax or $7.08 per share) in contract related provisions, primarily due to increases in estimated costs to complete several lump sum contracts. Projects in Africa and the United Kingdom recorded $74.2 of charges in the first quarter of 1999 due to various factors including owner-directed technical and schedule changes and increases in scope of the authorized contracts. In the third quarter of 1999, a provision of $10.4 on three domestic lump sum contracts was recorded to reflect increases in the estimated costs to complete. Additionally, in the fourth quarter of 1999, while the Company was working to improve its liquidity position, delays in payments to vendors adversely impacted delivery of vendor materials and services and, consequently, job scheduling and sequencing were affected. As a result, provisions of $65.5 were established for additional expenditures to accelerate certain projects and for increased anticipated costs to complete other projects.

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

The financial statement impact of 1999 nonrecurring items is summarized in the following table:

NONRECURRING ITEMS - 1999

                                                                                           Continuing
                                                                                           Operations
                                              Incentive     Sale of         Significant    Excluding
                                Continuing    Retirement    Headquarters    Contract       Nonrecurring
         $000s                  Operations    Program       Building        Provisions     Items
-------------------------------------------------------------------------------------------------------
Revenue                         $1,140,348     $      -     $      -        $(127,500)     $1,267,848
Cost of revenue                  1,212,979            -            -           22,600       1,190,379
-------------------------------------------------------------------------------------------------------
Gross profit (loss)                (72,631)           -            -         (150,100)         77,469
General and administrative
  expenses                          69,893       13,102            -                -          56,791
-------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations           (142,524)     (13,102)           -         (150,100)         20,678
-------------------------------------------------------------------------------------------------------
Gain on sale of assets             151,251            -      151,251                -               -
-------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                    $   (3,968)    $ (7,861)    $ 92,236        $ (92,864)     $    4,521
-------------------------------------------------------------------------------------------------------
Income (loss) per share             $(0.30)      $(0.60)       $7.03           $(7.08)          $0.35
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
-------------------------------------------------------------------------------------------------------------------

REVENUE

The Company's Engineering, Construction and Consulting revenue was $1,140 in 1999, a decrease of 6 percent from the $1,214 reported for the same period last year. The decrease in revenue was primarily due to a 21 percent decrease in the Process/Industrial division related to petrochemical market conditions, and a 7 percent decrease in the Power division. These decreases were partially offset by revenue increases of 28 percent in the Environmental/Infrastructure division resulting from increased remediation, transportation and water projects, and a 37 percent increase in Other, principally from increased management consulting revenues.

REVENUE BY DIVISION

                                                                       Percent
          $000s             1999          1998        Incr/(Decr)    Incr/(Decr)
--------------------------------------------------------------------------------
Power                   $  566,824     $  610,013     $(43,189)          (7)%
Process/Industrial         337,069        424,698      (87,629)         (21)%
Environmental/
  Infrastructure           140,555        109,989       30,566           28%
Other                       95,900         69,768       26,132           37%
--------------------------------------------------------------------------------
Total revenue           $1,140,348     $1,214,468     $(74,120)          (6)%
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

New orders by division and backlog for 1999 and 1998 were:

NEW ORDERS BY DIVISION

                                                                       Percent
          $000s             1999          1998        Incr/(Decr)    Incr/(Decr)
--------------------------------------------------------------------------------
Power                   $  854,344     $1,070,117     $(215,773)        (20)%
Process/Industrial          77,208        323,265      (246,057)        (76)%
Environmental/
  Infrastructure           121,107       (168,861)      289,968         172%
Other                       53,492        106,811       (53,319)        (50)%
--------------------------------------------------------------------------------
New orders (net)        $1,106,151     $1,331,332     $(225,181)        (17)%
--------------------------------------------------------------------------------

BACKLOG

                                                                       Percent
          $000s                          1999            1998        Incr/(Decr)
--------------------------------------------------------------------------------
Beginning backlog                     $2,636,166     $ 2,519,302          5%
New orders                             1,106,151       1,331,332        (17)%
Revenue                               (1,140,348)     (1,214,468)        (6)%
--------------------------------------------------------------------------------
Ending backlog                        $2,601,969     $ 2,636,166         (1)%
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

INCOME TAX PROVISION

The income tax provision (benefit) from continuing operations resulted in effective tax rates of 108.4 percent in 1999 and (32.9) percent in 1998. The 1999 provision was higher than the United States statutory rate primarily because of state income taxes, foreign taxes and an increase in the net operating loss valuation reserve. The Company had a valuation allowance of $9.1 at December 31, 1998 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance increased by $6.9 to a balance of $16.0 at December 31, 1999. The increase was due to U.S., state and foreign entity losses. The valuation allowance at December 31, 1999 was composed of $2.2 relating to U.S. net operating loss carryforwards, $2.2 relating to the carryforwards of international subsidiaries and $11.6 relating to state net operating loss carryforwards.

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

The financial statement impact of 1997 nonrecurring items is summarized in the table below:

NONRECURRING ITEMS - 1997

                                                                                        Continuing
                                                                                        Operations
                                              Middle        Gain from                   Excluding
                                Continuing    East Joint    Sale of       Divested      Nonrecurring
         $000s                  Operations    Venture       Assets        Operations    Items
-----------------------------------------------------------------------------------------------------
Revenue                         $1,299,220     $      -     $     -       $     -       $1,299,220
Cost of revenue                  1,190,697       25,781           -        (1,612)       1,166,528
-----------------------------------------------------------------------------------------------------
Gross profit (loss)                108,523      (25,781)          -         1,612          132,692
General and administrative
  expenses                          68,571            -      (7,954)            -           76,525
-----------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations             39,952      (25,781)      7,954         1,612           56,167
-----------------------------------------------------------------------------------------------------
Income (loss) from
  continuing operations         $   29,151     $(15,469)    $ 5,363        $1,048       $   38,209
-----------------------------------------------------------------------------------------------------
Income (loss) per share              $2.25       $(1.20)      $0.41         $0.08            $2.96
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

FINANCIAL CONDITION AND LIQUIDITY

Cash and cash equivalents increased by $61.0 during 1999. Net cash used for operating activities of $50.8 reflects the operating loss of $142.5 offset by a decrease in operating working capital (which consists of accounts receivable and costs and revenue in excess of billings less accounts payable and billings in excess of costs and revenue recognized) and depreciation and amortization expense. The decrease in operating working capital was primarily due to provisions for increased anticipated costs to complete certain projects and additional expenditures to accelerate other projects. Net cash provided by investing activities of $186.7 includes proceeds of $187.0 from the sale of the Company's headquarters building, and proceeds from a note receivable reduced by purchases of fixed assets used in the Company's operations. Net cash used by financing activities of $74.4 reflects the repayment of bank loans and long-term debt and the payment of dividends, offset by the $15.4 sale of treasury stock to the Employee Retirement Plan. Total debt was $45.1 at December 31,1999, compared to $130.8 at December 31, 1998.

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

Company officials were recently notified of an unanticipated cost overrun on a key project by a major subcontractor related to estimates to complete work during the first half of 2000. As a result of this information, the Company subsequently conducted a thorough review of this project and, based on this review, has recorded a provision of $27.5 to complete work on the project, and has revised its 1999 financial statements for such matter.

As a result of the liquidity problems created by the unanticipated project overrun, coupled with previously reported operating losses, the Company has accelerated its discussions with potential lenders and strategic partners to provide interim and long-term financing. In addition, the Company is in substantive discussions regarding possible strategic transactions that may result in the sale of all or part of its engineering and construction business, and is continuing to pursue the sale of its Nordic Refrigerated Services business as planned. The Company has also initiated discussions with certain subcontractors with regard to extended payment terms. The Company's ability to continue as a going concern is dependent on the success of these initiatives. Management believes that its plans will allow the Company to obtain adequate financing to continue to operate the Company; however, the potential failure to execute on these plans raises substantial doubt as to the Company's ability to continue as a going concern.

In addition, the issuance of a modified opinion by the Company's independent public accountants is an event of default under its recently extended credit facility. The Company is in discussions with the agent bank for the lending group to provide a waiver for this event of default.

On May 8, 2000, the Company signed a letter of intent to sell substantially all of its assets. In connection with this proposed transaction the Company will enter into a $50.0 secured credit facility with the proposed buyer to finance operations until the sale is consummated. The Company intends to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code after the Company signs a definitive sale agreement.

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts.)

--------------------------------------------------------------------------------
                                                Years ended December 31,
                                            1999          1998          1997
--------------------------------------------------------------------------------
Revenue                                  $1,140,348    $1,214,468    $1,299,220
Cost of revenue                           1,212,979     1,224,157     1,190,697
--------------------------------------------------------------------------------
   Gross profit (loss)                      (72,631)       (9,689)      108,523
General and administrative expenses          69,893        71,335        68,571
--------------------------------------------------------------------------------
Operating income (loss)                    (142,524)      (81,024)       39,952
Other income (expense):
   Gain on sale of assets                   151,251             -           985
   Interest income                            2,328         3,679         4,269
   Interest expense                         (12,959)       (4,076)       (1,739)
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before provision for
  taxes                                      (1,904)      (81,421)       43,467
Income tax provision (benefit)                2,064       (26,813)       14,316
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations                                 (3,968)      (54,608)       29,151
Income from discontinued operation,
  net of taxes                                5,136         5,306         4,359
--------------------------------------------------------------------------------
Net income (loss)                             1,168       (49,302)       33,510
--------------------------------------------------------------------------------
Other comprehensive income - change
  in cumulative translation adjustment         (640)       (7,502)           75
--------------------------------------------------------------------------------
Comprehensive income (loss)              $      528    $  (56,804)   $   33,585
================================================================================

Per share amounts:
Basic earnings (loss) per share:
   Continuing operations                     $(0.30)       $(4.24)        $2.27
   Discontinued operation                      0.39          0.41          0.34
--------------------------------------------------------------------------------
     Total earnings (loss) per share          $0.09        $(3.83)        $2.61
--------------------------------------------------------------------------------
Diluted earnings (loss) per share:
   Continuing operations                     $(0.30)       $(4.24)        $2.25
   Discontinued operation                      0.39          0.41          0.34
--------------------------------------------------------------------------------
     Total earnings (loss) per share          $0.09        $(3.83)        $2.59
--------------------------------------------------------------------------------
Dividends declared per share                  $0.45        $ 0.60         $0.60
================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts.)
--------------------------------------------------------------------------------

                                                              December 31,
ASSETS                                                     1999          1998
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                              $106,481     $  45,492
  Accounts receivable                                     288,824       293,240
  Costs and revenue recognized in excess of billings       98,663        79,102
  Deferred income taxes                                    23,286        20,338
  Other                                                       404           638
--------------------------------------------------------------------------------
     Total current assets                                 517,658       438,810

Fixed assets, net                                          73,837       219,157
Domestic prepaid pension cost                             157,089       155,703
Net assets of discontinued operation                      112,110             -
Assets held for sale                                        6,744         6,744
Note receivable                                                 -        15,150
Prepaid expenses                                           11,719         9,378
Other assets                                               36,139        36,545
--------------------------------------------------------------------------------
                                                         $915,296      $881,487
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
  Bank loans                                             $ 22,793      $106,350
  Current portion of long-term debt                         2,344         2,175
  Accounts payable, principally trade                     161,218       113,139
  Billings in excess of costs and revenue recognized      275,461       206,492
  Accrued liabilities                                      76,612        80,036
  Accrued taxes                                            17,371        12,034
--------------------------------------------------------------------------------
     Total current liabilities                            555,799       520,226

Long-term debt                                             19,950        22,228
Deferred income taxes                                      23,286        33,030
Other liabilities                                          11,216        14,427
Commitments and contingencies (Note M)
Shareholders' equity:
  Preferred stock, no par value
    Authorized:  2,000,000 shares
    Issued:  none
  Common stock, $1 par value
    Authorized:  40,000,000 shares
    Issued:  17,731,488 shares, including shares
      held in treasury                                     17,731        17,731
  Capital in excess of par value of common stock           42,579        54,625
  Retained earnings                                       362,712       367,358
  Accumulated other comprehensive income (loss)           (10,347)       (9,707)
--------------------------------------------------------------------------------
                                                          412,675       430,007
--------------------------------------------------------------------------------
  Less:  Common stock held in treasury, at cost
           (3,554,102 and 4,692,933 shares,
           respectively)                                   92,091       122,030
         Employee stock ownership and restricted
           stock plans                                     15,539        16,401
--------------------------------------------------------------------------------
                                                          107,630       138,431
--------------------------------------------------------------------------------
Total shareholders' equity                                305,045       291,576
--------------------------------------------------------------------------------
                                                         $915,296      $881,487
================================================================================

         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands.)
--------------------------------------------------------------------------------

                                                 Years ended December 31,
                                             1999          1998          1997
--------------------------------------------------------------------------------
Common stock:
  Balance at beginning and end of year     $ 17,731     $  17,731     $  17,731
--------------------------------------------------------------------------------
Retained earnings:
  Balance at beginning of year              367,358       424,287       398,342
  Income tax benefit of Employee Stock
    Ownership Plan dividends                     64            92           124
  Net income (loss)                           1,168       (49,302)       33,510
  Dividends declared                         (5,878)       (7,719)       (7,689)
--------------------------------------------------------------------------------
Balance at end of year                      362,712       367,358       424,287
--------------------------------------------------------------------------------
Accumulated other comprehensive income
  at beginning of year                       (9,707)       (2,205)       (2,280)
Change in cumulative translation
  adjustment                                   (640)       (7,502)           75
--------------------------------------------------------------------------------
Accumulated other comprehensive income
  at end of year                            (10,347)       (9,707)       (2,205)
--------------------------------------------------------------------------------
Capital in excess of par value of
  common stock:
   Balance at beginning of year              54,625        51,426        50,480
   Excess (deficit) of market value over
     cost of treasury shares issued:
      Under restricted stock plans           (1,393)           30             7
      Under stock plans                           -            53            88
      On sale to Employee Retirement
        Plan                                (10,655)            -             -
   Excess of exercise price over cost
     of treasury shares issued under
     the stock option plans                       -           138           406
   Tax benefit for shares issued under
     restricted stock plans, net                  2            17             3
   Issuance of stock for acquisitions             -         2,961             -
   Acceleration of stock options                  -             -           442
--------------------------------------------------------------------------------
   Balance at end of year                    42,579        54,625        51,426
--------------------------------------------------------------------------------
Common stock in treasury:
  Balance at beginning of year             (122,030)     (127,070)     (125,724)
  Cost of treasury shares:
    Sold to Employee Retirement Plan         26,005             -             -
      (1,000,000 shares)
    Issued under stock plans (4,039,
      3,509 and 5,310 shares in 1999,
      1998 and 1997, respectively)              104            91           137
    Issued under stock option plans
      (21,250 and 63,500 shares in 1998
      and 1997, respectively)                     -           552         1,638
    Issued under restricted stock plans
      (134,792, 2,224 and 690 shares in
      1999, 1998 and 1997, respectively)      3,830            58            18
    Treasury stock issued for
      acquisitions (232,273 shares in
      1998)                                       -         6,039             -
    Purchased (43,217 and 81,605 shares
      in 1998 and 1997, respectively)             -        (1,700)       (3,139)
--------------------------------------------------------------------------------
   Balance at end of year                   (92,091)     (122,030)     (127,070)
--------------------------------------------------------------------------------
Employee stock ownership and restricted
  stock plans:
   Balance at beginning of year             (16,401)      (18,937)      (21,416)
   Payments received from Employee Stock
     Ownership Trust (principal only)         2,815         2,537         2,285
   Market value of shares (issued) under
     restricted stock plans, net             (2,437)          (88)          (25)
   Amortization of market value of
     shares issued under restricted
     stock plans                                484            87           219
--------------------------------------------------------------------------------
  Balance at end of year                    (15,539)      (16,401)      (18,937)
--------------------------------------------------------------------------------
Total shareholders' equity                 $305,045      $291,576      $345,232
================================================================================


         The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands.)
--------------------------------------------------------------------------------

                                                 Years ended December 31,
                                              1999          1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                        $   1,168     $ (49,302)    $ 33,510
  Adjustments:
   Income from discontinued operation         (5,136)            -            -
   Restructuring and other charges -
     real estate write-downs                       -        (3,066)      (7,954)
  Depreciation and amortization   `           16,678        23,723       13,681
  Deferred income taxes                      (12,692)      (25,936)       5,761
  Domestic pension credit                     (1,386)       (7,548)     (18,337)
  Gain on sale of assets                    (151,251)            -         (985)
  Amortization of net cost of stock
    plans                                      1,637         1,243        1,379
  Changes in operating assets and
    liabilities:
     Accounts receivable                       4,416      (113,183)       1,843
     Costs and revenue recognized in
       excess of billings                    (19,561)       23,374        7,547
     Accounts payable                         48,079        27,801        8,787
     Billings in excess of costs and
       revenue recognized                     68,969        90,762       11,988
     Accrued taxes                             5,337        (2,655)       7,525
     Accrued liabilities                      (3,424)        1,978       (9,088)
     Prepaid expenses                         (2,341)       (3,982)      (2,334)
   Other                                      (1,317)      (35,677)      29,861
--------------------------------------------------------------------------------
Net cash provided (used) by continuing
  operations                                 (50,824)      (72,468)      83,184
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities of U.S.
    Government securities                          -        31,909       93,671
  Purchases of U.S. Government
    securities                                     -             -     (121,574)
  Proceeds from asset divestitures           187,000        13,546        4,919
  Proceeds from note receivable               15,150             -            -
  Payments for acquisitions, net of
    cash acquired                                  -       (79,430)           -
  Purchase of fixed assets                   (15,449)      (20,290)     (25,909)
--------------------------------------------------------------------------------
Net cash provided (used) by investing
  activities                                 186,701      (54,265)      (48,893)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of long-term debt                (2,109)      (1,787)       (1,657)
  Proceeds from bank loans                    62,464      106,350             -
  Payments of bank loans                    (146,021)           -        (5,000)
  Payments from Employee Stock
    Ownership Trust                            4,588        4,588         4,588
  Payments to Employee Stock Ownership
    Trust                                     (2,815)      (2,537)       (4,251)
  Purchase of common stock for treasury            -       (1,700)       (3,139)
  Sale of treasury stock to Employee
    Retirement Plan                           15,350            -             -
  Dividends paid                              (5,878)      (7,719)       (7,689)
--------------------------------------------------------------------------------
Net cash provided (used) by financing
  activities                                 (74,421)      97,195       (17,148)
--------------------------------------------------------------------------------
Net cash (used) by discontinued
  operation                                     (467)           -             -
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                            60,989      (29,538)       17,143
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning
  of year                                     45,492       75,030        57,887
--------------------------------------------------------------------------------
Cash and cash equivalents at end of
  year                                     $ 106,481     $ 45,492      $ 75,030
--------------------------------------------------------------------------------
Supplemental disclosures:
  Cash paid for interest                   $  12,964     $  4,072      $  1,731
  Cash paid for income taxes               $   5,285     $  5,651      $  5,634
  Receipt of note for asset held for
    sale                                           -            -      $ 15,000
--------------------------------------------------------------------------------
  Fair value of assets acquired            $       -     $ 13,653      $      -
  Liabilities assumed                              -       (4,653)            -
--------------------------------------------------------------------------------
                                           $       -     $  9,000      $      -
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

(E)  INCOME TAXES

Income (loss) from continuing operations before income taxes and the components of the income tax provision (benefit) for continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

Income (loss) from continuing                    1999         1998        1997
operations before income taxes:
--------------------------------------------------------------------------------
Domestic                                       $29,336     $(85,058)    $23,479
International                                  (31,240)       3,637      19,988
--------------------------------------------------------------------------------
                                               $(1,904)    $(81,421)    $43,467
--------------------------------------------------------------------------------
Income tax provisions (benefit) for
  continuing operations:
   Current tax expense (benefit):
     United States                             $   723     $ (5,998)    $ 4,851
     State and local                             6,818        1,491       3,133
     International (1)                           1,298        6,814       3,552
--------------------------------------------------------------------------------
Total current                                    8,839        2,307      11,536
--------------------------------------------------------------------------------
   Deferred tax expense (benefit):
     United States                              10,057      (24,381)      2,699
     State and local                            (5,350)      (3,649)        (48)
     International                             (11,482)      (1,090)        129
--------------------------------------------------------------------------------
Total deferred                                  (6,775)     (29,120)      2,780
--------------------------------------------------------------------------------
Income tax provision (benefit) for
  continuing operations                        $ 2,064     $(26,813)    $14,316
--------------------------------------------------------------------------------

(1) Includes taxes, in lieu of income taxes, of $355 in 1999, $291 in 1998, and $921 in 1997 on international projects which are calculated based on gross receipts.

Deferred tax liabilities (assets) are composed of the following:

                                                               December 31,
                                                           1999           1998
--------------------------------------------------------------------------------
Long-term liabilities:
  Depreciation                                          $  4,423       $  5,294
  Retirement                                              63,460         62,099
  Other                                                    1,125            911
--------------------------------------------------------------------------------
Total long-term liabilities                               69,008         68,304

Long-term assets:
  Deferred rent                                           (1,792)        (2,513)
  Employee Stock Ownership Plan interest
    payments and contributions                            (1,369)        (3,317)
  AMT credit carryforward                                 (5,906)        (5,142)
  Foreign net operating loss carryforward                (14,585)        (6,730)
  State net operating loss carryforwards                 (15,013)        (7,149)
  U.S. net operating loss carryforwards                  (22,900)       (18,324)
  Noncurrently deductible accruals                          (203)        (1,246)
--------------------------------------------------------------------------------
Total long-term assets                                   (61,768)       (44,421)
--------------------------------------------------------------------------------
Net operating loss valuation allowance                    16,046          9,147
--------------------------------------------------------------------------------
Net long-term deferred tax liabilities                    23,286         33,030
--------------------------------------------------------------------------------
Current assets:
  Vacation pay                                            (4,049)        (4,671)
  Severance pay                                             (458)          (589)
  U.S. net operating loss carryforwards                   (5,685)             -
  Foreign net operating loss carryforward                 (3,893)             -
  State net operating loss carryforwards                    (850)          (660)
  Contract reserves                                       (1,564)       (13,771)
  Other                                                   (6,787)          (647)
--------------------------------------------------------------------------------
Total current deferred tax assets                        (23,286)       (20,338)
--------------------------------------------------------------------------------
Net deferred tax liabilities                            $      -       $ 12,692
--------------------------------------------------------------------------------

The Company, as a result of the net operating loss (NOL), paid $706 of federal alternative minimum tax ("AMT") in 1999. The AMT credit carryforward was $5,906 at December 31, 1999. This AMT credit can be carried indefinitely to reduce future federal income taxes payable.

The Company had a valuation allowance of $9,147 at December 31, 1998 for the deferred tax assets related to net operating loss carryforwards. The net change in the valuation allowance for 1999 was an increase of $6,899 for a total valuation allowance of $16,046 at December 31, 1999. The increase was due to U.S., state and foreign entity operating losses. The valuation allowance at December 31, 1999 comprises $2,204 relating to U.S. net operating losses, $11,613 relating to state net operating loss carryforwards and $2,229 relating to the carryforwards of international subsidiaries.

For tax purposes, approximately $386,093 (with a tax benefit of $62,926) of the net operating loss carryforwards remain at December 31, 1999, of which $60,597 (with a tax benefit of $18,478) is applicable to international subsidiaries, of which $54,716 does not expire, $240,716 (with a tax benefit of $15,863) relates to state net operating loss carryforwards and the remaining $84,780 (with a tax benefit of $28,585), relates to United States net operating loss carryforwards. Use of net operating loss carryforwards is limited to future taxable earnings of the subsidiaries. Operating loss carryforwards will expire as follows:

        2000                                                   $     62
        2001                                                      4,921
        2002                                                      4,596
        2003                                                     42,994
        2004                                                     16,952
        2005                                                        828
        Thereafter                                              261,024
--------------------------------------------------------------------------------
        Total                                                  $331,377
--------------------------------------------------------------------------------

The Company has determined that it will be able to realize a tax benefit of $46,880 relating to these state, federal and foreign net operating loss carryforwards and the remaining net operating loss carryforwards (with a tax benefit of $16,046, which is fully reserved) are expected to expire unused.

The following is an analysis of the difference between the United States statutory income tax rate and the Company's effective income tax rate:

                                                    1999       1998       1997
--------------------------------------------------------------------------------
United States statutory income tax rate            (35.0)%    (35.0)%     35.0%
Increase (decrease) resulting from:
  State and local income taxes, net of United
    States tax effect                               50.2       (1.8)       4.6
  Meals and entertainment                           24.1        0.4        1.4
  Difference in effective tax rate of
    international operations and projects,
    net of United States tax effect                 13.1        4.4        7.2
  Foreign sales corporation                        (52.5)      (1.2)         -
  Investment tax credit - Canada                       -       (0.2)      (0.3)
  Adjustment of prior years' federal income
    tax accruals, net of interest effect           (20.7)      (0.2)         -
  Utilization of net operating loss
    carryforwards of international operations          -          -      (14.5)
  Increase in net operating loss valuation
   reserve                                         126.2
  Other                                              3.0        0.7       (0.5)
--------------------------------------------------------------------------------
Effective income tax rate                          108.4%     (32.9)%     32.9%
--------------------------------------------------------------------------------

(F)  EARNINGS PER SHARE (EPS)

The following is the calculation of basic and fully diluted EPS:

EPS                                              1999         1998        1997
--------------------------------------------------------------------------------
Income (loss) from continuing operations       $(3,968)    $(54,608)    $29,151
Income (loss) from discontinued operation        5,136        5,306       4,359
--------------------------------------------------------------------------------
  Net income (loss)                            $ 1,168     $(49,302)    $33,510
--------------------------------------------------------------------------------
Weighted average shares outstanding -
  basic (000s)                                  13,116       12,886      12,812
--------------------------------------------------------------------------------
Basic EPS                                        $0.09       $(3.83)      $2.61
--------------------------------------------------------------------------------
Weighted average shares outstanding -
  diluted (000s)                                13,116       12,886      12,929
--------------------------------------------------------------------------------
Diluted EPS (1)                                  $0.09       $(3.83)      $2.59
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

The Company has experienced recurring operating losses and liquidity problems during the past year. To address these issues, on April 14, 2000, the Company completed negotiations and entered into an agreement with its current lending group to extend the credit facility to January 31, 2001. The amended credit facility contains certain quarterly financial covenants and stipulates that proceeds from the sale of the discontinued operation will be used to repay the outstanding direct borrowings and to provide support to the lending group for the Company's outstanding letters of credit. The remaining proceeds will be used to enhance the Company's working capital position. The credit agreement also requires the Company to deposit with the lending group $5,000 per month for three months beginning in October 2000, as additional support for the Company's letters of credit (see Note S).

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

In 1999, a provision of $10,400 on three domestic lump sum contracts was recorded to reflect increases in the estimated costs to complete. Additionally, while the Company was working to improve its liquidity position, delays in payments to vendors adversely impacted delivery of vendor materials and services and, consequently, job scheduling and sequencing were affected. As a result, provisions of $65,500 on certain projects (see Note S), including the three domestic lump sum contracts, were established for additional expenditures to accelerate certain projects and for increased anticipated costs to complete other projects.

A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover approximately $115,000 in connection with scope and specification changes on a major petrochemical project in the Middle East. The joint venture has been notified of claims of approximately $62,000, which have been submitted by a subcontractor who has filed for arbitration. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture to its client. The Company believes that current reserves are adequate to cover these claims, and has not recognized any contract revenue in anticipation of recovery on its claims. In 1997, the Company recognized losses of $25,781 related to this contract.

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

                                               1999          1998         1997
--------------------------------------------------------------------------------
As reported net income (loss)                 $1,168      $(49,302)     $33,510
As reported net income (loss) per share        $0.09        $(3.83)       $2.59
Pro forma net income (loss)                   $ (945)     $(50,383)     $32,803
--------------------------------------------------------------------------------
Pro forma net income (loss) per share         $(0.07)       $(3.91)       $2.54
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

Geographic information for continuing operations is as follows:

                                          1999           1998           1997
--------------------------------------------------------------------------------
Revenue
  United States - Domestic             $  788,037     $  483,332     $  635,685
  United States - Export (1)              197,869        274,490        396,194
--------------------------------------------------------------------------------
United States - Total                  $  985,906     $  757,822     $1,031,879
--------------------------------------------------------------------------------
  International                           154,442        456,646        267,341
--------------------------------------------------------------------------------
Total revenue                          $1,140,348     $1,214,468     $1,299,220
--------------------------------------------------------------------------------
Operating income (loss) (2)
  United States                        $ (109,451)    $  (85,375)    $   20,655
  International                           (33,073)         4,351         19,297
--------------------------------------------------------------------------------
Operating income (loss)                $ (142,524)    $  (81,024)    $   39,952
--------------------------------------------------------------------------------
Long lived assets
  United States                        $  266,499     $  293,985     $  260,171
  International                            13,796         15,752         14,079
--------------------------------------------------------------------------------
Total long lived assets                $  280,295     $  309,737     $  274,250
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

Net income (loss) and assets, net of liabilities, of international subsidiaries amounted to $(21,415) and $7,549 in 1999, $925 and $32,486 in 1998 and $16,308
and $35,248 in 1997, respectively.

(S)  SUBSEQUENT EVENTS

Company officials were recently notified of an unanticipated cost overrun on a key project by a major subcontractor related to estimates to complete work during the first half of 2000. As a result of this information, the Company subsequently conducted a thorough review of this project and, based on this review, has recorded a provision of $27,500 to complete work on the project, and has revised its 1999 financial statements for such matter.

As a result of the liquidity problems created by the unanticipated project overrun, coupled with previously reported operating losses, the Company has accelerated its discussions with potential lenders and strategic partners to provide interim and long-term financing. In addition, the Company is in substantive discussions regarding possible strategic transactions that may result in the sale of all or part of its engineering and construction business, and is continuing to pursue the sale of its Nordic Refrigerated Services business as planned. The Company has also initiated discussions with certain subcontractors with regard to extended payment terms. The Company's ability to continue as a going concern is dependent on the success of these initiatives. Management believes that its plans will allow the Company to obtain adequate financing to continue to operate the Company; however, the potential failure to execute on these plans raises substantial doubt as to the Company's ability to continue as a going concern.

In addition, the issuance of a modified opinion by the Company's independent public accountants is an event of default under its recently extended credit facility. The Company is in discussions with the agent bank for the lending group to provide a waiver for this event of default.

On May 8, 2000, the Company signed a letter of intent to sell substantially all of its assets. In connection with this proposed transaction the Company will enter into a $50,000 secured credit facility with the proposed buyer to finance operations until the sale is consummated. The Company intends to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code after the Company signs a definitive sale agreement.


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts.)
-------------------------------------------------------------------------------------------------

                                                  Years ended December 31,
                              1999           1998           1997           1996          1995
-------------------------------------------------------------------------------------------------
Revenue                    $1,140,348     $1,214,468     $1,299,220     $1,143,587     $981,631
Operating income (loss)
  from continuing
  operations (3)             (142,524)       (81,024)        39,952        (31,874)      27,258
Income (loss) from
  continuing operations
  (1, 2 and 3)                 (3,968)       (54,608)        29,151        (21,128)      10,008
Basic income (loss)
  from continuing
  operations per share          $0.30         $(4.24)         $2.27         $(1.60)       $0.70
Diluted income (loss)
  from continuing
  operations per share          $0.30         $(4.24)         $2.25         $(1.60)       $0.70
Dividends declared per
  share (4)                     $0.45         $ 0.60          $0.60         $ 0.45        $0.60
-------------------------------------------------------------------------------------------------
Total assets               $  915,296     $  881,487     $  738,777     $  692,065     $716,772
-------------------------------------------------------------------------------------------------
Long-term debt             $   19,950     $   22,228     $   22,510     $   24,260     $ 74,677
-------------------------------------------------------------------------------------------------

Notes:  (1)   Reflects  gain or loss on sale  of  assets,  which  increased  net income by $92,236,  or $7.03 per share in 1999,  $1,993,  or $0.15 per share in 1998, decreased net income by $5,363, or $0.41 per share in 1997, and decreased net income by $7,511, or $0.52 per share in 1995.
        (2)   Includes income from divested  operations of $1,048,  or $0.08 per share in 1997, and an extraordinary gain of $6,787, or $0.52 per share in 1997 on debt extinguishment from transfer of Auburn VPS
              Partnership assets to the construction lenders.
        (3)   Income  (loss)  from  continuing  operations  in 1999  includes  a provision  for  contract  losses  of  $92,864  or $7.08  per share
              (operating income includes $150,100) and in 1998, $53,891 or $4.18 per share (operating income includes $87,274). Income (loss) from continuing operations also includes a write-down of fixed assets of $3,838 or $0.30 per share (operating income includes $6,367) in 1998, a provision for the Company's share of contract losses on a joint venture in the Middle East of $15,469, or $1.20 per share
              (operating income includes $25,781) in 1998, restructuring and other charges of $28,516, or $2.14 per share (operating income includes $54,424 for these items) in 1996, a write-down of the Company's equity interest in Binghamton Cogeneration Partnership to fair value in 1997 of $2,712, or $0.21 per share, and costs associated with the Incentive Retirement Programs of $7,861 or $0.60 per share in 1999 and $7,943 or $0.61 per share in 1998 and $1,416, or $0.10 per share in 1995.
        (4)   On October 26, 1999 and January 25,  2000,  the Board of Directors
              decided to forego the normal quarterly dividend of $0.15 per share due to the Company's liquidity needs. In the fourth quarter of 1996, the Company changed the quarterly dividend declaration date to the first month of the quarter from the month preceding the quarter; this change had no effect on the annual dividend payment rate of $0.60 per share, although dividends declared in 1996 totaled $0.45 per share.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share amounts.)
--------------------------------------------------------------------------------


                                       First       Second       Third       Fourth
1999                                  Quarter      Quarter     Quarter      Quarter         Year
-----------------------------------------------------------------------------------------------------
Revenue                              $254,656     $298,395     $286,071     $301,226     $1,140,348
Gross profit                          (52,627)      22,222        7,017      (49,243)       (72,631)
Operating income (loss)               (69,353)       5,309       (6,647)     (71,833)      (142,524)
Income (loss) from continuing
  operations before provision
  for taxes                           (70,650)       3,774       (8,858)      73,830         (1,904)
Income (loss) from continuing
  operations                          (60,650)       3,774       (8,858)      61,766         (3,968)
Income from discontinued
  operation, net of tax                 1,956        2,440        2,004       (1,264)         5,136
Net income                            (58,694)       6,214       (6,854)      60,502          1,168
Basic and diluted earnings (loss)
  per share (2)                        $(4.50)       $0.48       $(0.52)       $4.55          $0.09
----------------------------------------------------------------------------------------------------

The sum of quarterly EPS in 1999 does not equal the year amount because of the limitation on the quarterly tax benefit recognized and differences in the weighted average shares outstanding on a quarterly versus annual basis.

(1)  Basic and  diluted earnings per share includes earnings per share from the following:
     Continuing operations             $(4.80)       $0.02       $(0.92)      $(1.85)        $(7.35)
     Pension related items               0.15         0.27         0.25        (0.44)          0.02
     Asset divesture                        -            -            -         6.94           7.03
----------------------------------------------------------------------------------------------------
       Ongoing operations               (4.65)        0.29        (0.67)        4.65          (0.30)
     Discontinued operations             0.15         0.19         0.15        (0.10)          0.39
----------------------------------------------------------------------------------------------------
       Earnings (loss) per share       $(4.50)       $0.48       $(0.52)       $4.55          $0.09
----------------------------------------------------------------------------------------------------


                                       First       Second       Third       Fourth
1998                                  Quarter      Quarter     Quarter      Quarter         Year
----------------------------------------------------------------------------------------------------
Revenue                              $287,097     $309,387     $343,040     $274,944     $1,214,468
Gross profit                           25,621       14,324       18,483      (68,117)        (9,689)
Operating income (loss)                 9,349       (1,090)       2,301      (91,584)       (81,024)
Income (loss) from continuing
  operations before provision
  for taxes                            10,135       (1,384)       1,931      (92,103)       (81,421)
Income (loss) from continuing
  operations                            6,296         (672)       1,262      (61,494)       (54,608)
Income from discontinued
  operation, net of tax                 1,317        1,323          906        1,760          5,306
Net income                              7,613          651        2,168      (59,734)       (49,302)
Basic and diluted earnings
  (loss) per share (2)                  $0.59        $0.05        $0.17       $(4.64)        $(3.83)
----------------------------------------------------------------------------------------------------

(2)  Basic and diluted earnings per share includes earnings per share from the following:
     Continuing operations              $0.10       $(0.29)      $(0.13)      $(4.41)        $(4.73)
     Pension related items               0.24         0.24         0.23        (0.37)          0.34
     Asset divesture                     0.15            -            -            -           0.15
----------------------------------------------------------------------------------------------------
       Ongoing operations                0.49        (0.05)        0.10        (4.78)         (4.24)
     Discontinued operation              0.10         0.10         0.07         0.14           0.41
----------------------------------------------------------------------------------------------------
       Earnings (loss) per share        $0.59        $0.05        $0.17       $(4.64)        $(3.83)
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


Note A - Uncollected receivables written off, net of recoveries

                                EXHIBIT 13 (iii)

                        Report of Independent Accountants


To the Shareholders and Board of Directors of Stone & Webster, Incorporated:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1)(i), after the restatement described in Note S, present fairly, in all material respects, the consolidated financial position of Stone & Webster, Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes I and S, the Company has experienced recurring operating losses and liquidity problems during the past year, and is in violation of its credit facility. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which are described in Notes I and S, include entering into possible strategic transactions, including the sale of all or part of its engineering and construction business, and continuing to pursue the sale of its Nordic Refrigerated Services business as planned. The financial statements do not include any adjustments that might result from this uncertainty.



                                           /S/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2000 (Except as to Note I
for which the date is April 14, 2000 and Note S for which the date is May 8, 2000)

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

                                   EXHIBIT 23

                       Consent of Independent Accountants




We hereby consent to the incorporation by reference in the registration statements on Form S-8 (File Nos. 333-19829, 333-19849, 33-60489, 33-60483 and
333-71857) and on Form S-4 (File No. 333-57961) of Stone & Webster, Incorporated of our report dated February 14, 2000 (except as to Note I for which the date is April 14, 2000 and Note S for which the date is May 8, 2000) relating to the consolidated financial statements, which is incorporated in this Annual Report on Form 10-K/A.



                                        /S/ PricewaterhouseCoopers LLP


Boston, Massachusetts
May 9, 2000

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

     IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Corporation this 9th day of May 2000.




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