Form 10-Q
period 2000-03-31
STONE & WEBSTER INC
filed 2000-05-15
CIK 94601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


                                    Form 10-Q


                                      Index

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations (Unaudited):
                   Three Months Ended March 31, 2000 and 1999..............3

                  Consolidated Balance Sheets
                   March 31, 2000 (Unaudited) and December 31, 1999........4

                  Condensed Consolidated Statements of Cash Flows
                   (Unaudited):
                   Three Months Ended March 31, 2000 and 1999..............5

                  Notes to Condensed Consolidated Financial Statements
                   (Unaudited)............................................6-9

         Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Condition....................10-13


PART II. OTHER INFORMATION

         Item 5.  Other Information.......................................14

         Item 6.  Exhibits and Reports on Form 8-K........................14


SIGNATURES................................................................15

PART I.  Financial Information
Item 1.  Financial Statements


                 Stone & Webster, Incorporated and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)
                                 (See Note (B))


                                                           Three Months Ended
                                                                March 31,
                                                           2000          1999
Revenue                                                  $414,337      $254,656
Cost of revenue                                           387,013       307,283
                                                         --------      --------
  Gross profit (loss)                                      27,324       (52,627)
General and administrative expenses                        16,550        16,726
                                                         --------      --------
Operating income (loss)                                    10,774       (69,353)
Other income (expense):
  Interest income                                             674           661
  Interest expense                                         (1,086)       (1,958)
                                                         --------      --------
Total other income (expense), net                            (412)       (1,297)
                                                         --------      --------
Income (loss) from continuing operations before
 provision for taxes                                       10,362       (70,650)
                                                         --------      --------
Income tax provision (benefit)                              4,232       (10,000)
                                                         --------      --------
Income (loss) from continuing operations                    6,130       (60,650)
Income from discontinued operation, net of tax              1,110         1,956
                                                         --------      --------
Net income (loss)                                        $  7,240      $(58,694)
                                                         ========      ========

Per share amounts:
-----------------
Basic and diluted earnings (loss) per share
  Continuing operations                                     $0.43        $(4.65)
  Discontinued operations                                    0.08          0.15
                                                            -----        ------
    Total earnings (loss) per share                         $0.51        $(4.50)
                                                            =====        ======

Dividends declared per share                                $   -        $ 0.15
                                                            =====        ======
Weighted-average number of shares outstanding:
  Basic                                                    14,219        13,053
                                                           ======        ======
  Diluted                                                  14,219        13,053
                                                           ======        ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                    (Dollars in thousands, per share amounts)
                                 (See Note (B))

                                                     March 31,
                                                       2000         December 31,
                                                    (Unaudited)        1999
                                                    -----------     ------------
Assets

Current assets:
 Cash and cash equivalents                           $  36,911        $106,481
 Accounts receivable, principally trade, net           280,183         288,824
 Costs and revenues recognized in excess of
  billings                                             121,043          98,663
 Deferred income taxes                                  20,540          23,286
 Other                                                     829             404
                                                      --------        --------
Total current assets                                   459,506         517,658

Fixed assets, net                                       84,967          73,837
Domestic prepaid pension cost                          162,867         157,089
Net assets of discontinued operations                  111,681         112,110
Assets held for sale                                     6,744           6,744
Prepaid expenses                                        12,378          11,719
Other assets                                            20,957          36,139
                                                      --------        --------
Total assets                                          $859,100        $915,296
                                                      ========        ========

Liabilities and Shareholders' Equity

Current liabilities:
 Bank loans                                           $ 24,359        $ 22,793
 Current portion of long-term debt                       2,328           2,344
 Accounts payable, principally trade                   136,371         161,218
 Billings in excess of costs and revenues
  recognized                                           252,532         275,461
 Accrued liabilities                                    58,066          76,612
 Accrued taxes                                          17,138          17,371
                                                      --------        --------
Total current liabilities                              490,794         555,799

Long-term debt                                          19,035          19,950
Deferred income taxes                                   23,124          23,286
Other liabilities                                       13,070          11,216
Shareholders' equity:
 Preferred stock, no par value; authorized
   2,000,000 shares; none issued                             -               -
 Common stock, $1 par value; authorized 40,000,000
   shares; 17,731,488 shares issued including shares
   held in treasury                                     17,731          17,731
 Capital in excess of par value of common stock         42,017          42,579
 Retained earnings                                     369,952         362,712
 Accumulated other comprehensive income                 (9,776)        (10,347)
 Less:  Common stock held in treasury, at cost
         (3,495,103 and 3,554,102 shares)               90,560          92,091
        Employee stock ownership and restricted
         stock plans                                    16,287          15,539
                                                      --------        --------
Total shareholders' equity                             313,077         305,045
                                                      --------        --------
Total liabilities and shareholders' equity            $859,100        $915,296
                                                      ========        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                             Three Months
                                                            Ended March 31,
                                                           2000         1999
                                                           ----         ----
Cash Flows from Operating Activities:

Net income (loss)                                        $  7,240     $(58,694)
 Adjustments:
  Income from discontinued operation                       (1,110)           -
  Depreciation and amortization                             4,622        6,066
  Amortization of net cost of stock plans                     382          562
  Deferred income taxes                                     2,584      (11,205)
  Domestic prepaid pension cost                            (5,778)      (3,622)
  Changes in operating assets and liabilities             (77,545)      60,773
                                                         --------     --------
Net cash provided (used) by operating activities          (69,605)      (6,120)
                                                         --------     --------
Cash Flows from Investing Activities:

 Purchases of fixed assets                                   (922)      (6,639)
 Proceeds from note receivable                                  -       15,150
                                                         --------     --------
 Net cash provided (used) by investing activities            (922)       8,511
                                                         --------     --------

Cash Flows from Financing Activities:

 Repayments of long-term debt                                (931)        (532)
 Bank Loans                                                 1,566         (375)
 Dividends paid                                                 -       (1,959)
                                                         --------     --------
 Net cash provided (used) by financing activities             635       (2,866)
                                                         --------     --------
 Net cash provided (by discontinued operation                 322            -
                                                         --------     --------
 Net decrease in cash and cash equivalents                (69,570)        (475)
Cash and cash equivalents at beginning of period          106,481       45,492
                                                         --------     --------
Cash and cash equivalents at end of period               $ 36,911     $ 45,017
                                                         ========     ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 Stone & Webster, Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


(A) The accompanying unaudited condensed consolidated financial statements of Stone & Webster, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000 or for any other future period. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10- K 405/A for the fiscal year ended December 31, 1999 filed with the SEC on May 9, 2000.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(B) Company officials were recently notified of an unanticipated cost overrun on a key project by a major subcontractor related to estimates to complete work during the first half of 2000. As a result of this information, the Company subsequently conducted a thorough review of this project and, based on this review, recorded a provision of $27.5 million to complete work on the project, and its 1999 financial statements were revised for such matter.

     As a result of the liquidity problems created by the unanticipated project overrun, coupled with previously reported operating losses, the Company accelerated its discussions with potential lenders and strategic partners to provide interim and long-term financing. In addition, the Company initiated substantive discussions regarding possible strategic transactions that may result in the sale of all or part of its engineering and construction business, and is continuing to pursue the sale of its Nordic Refrigerated Services business as planned. The Company also initiated discussions with certain subcontractors with regard to extended payment terms.

     The issuance of a modified opinion by the Company's independent public accountants in connection with their audit of the consolidated financial statements of the Company for the year ended December 31, 1999, is a default under its recently extended credit facility. The Company has received a waiver related to this default and certain other matters from its principal bank lenders until May 31, 2000 and is in discussion with the agent bank for such bank lenders for further extension of the waiver.

     On May 8, 2000, the Company signed a letter of intent to sell substantially all of its assets in exchange for $150.0 million in cash and stock, and the assumption of substantially all of the Company's liabilities shown on its March 31, 2000 balance sheet, standby letters of credit, and its liabilities under a new credit facility entered into on May 9, 2000 pursuant to which up to $50.0 million of credit is being made available to the Company. The $50.0 million credit facility is intended to enable the Company to address its current liquidity difficulties and continue to operate its business until the asset sale is consummated.

     In addition, the Company, as a condition to the proposed sale of its assets, intends to seek bankruptcy court approval of the asset sale. Accordingly, the Company intends to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code following the execution of a definitive sale agreement, which is expected to occur by early June 2000. The proposed asset sale transaction is conditioned on completion of due diligence by the purchaser, negotiation and execution of a definitive agreement, approval under Hart-Scott-Rodino Act, and other customary conditions. The letter of intent contemplates that the purchaser may not assume liabilities associated with certain of the Company's existing contracts, which contracts, will not be identified until after completion of due diligence. Completion of the sale will likely result in the recognition of a substantial loss since the net book value of the Company's assets is currently more than $300.0 million. Determination of the amount of the loss is not reasonably possible at this time until after negotiation of a definitive sale agreement and completion of the competitive bid process provided for under Chapter 11.

(C) Fixed assets, net are stated at cost less accumulated depreciation of $104.2 million at March 31, 2000 and $102.3 million at December 31, 1999.

(D) On October 27, 1999, the Company announced its intention to sell the Nordic Refrigerated Services business unit (cold storage segment). The Company is seeking a buyer and has retained outside consultants to assist with this sale. Accordingly, the results of the Nordic Refrigerated Services business unit have been classified as a discontinued operation and prior periods have been reclassified. The contemplated sale of substantially all of the Company's assets discussed in Note (B) includes the assets associated with the cold storage segment (or the proceeds therefrom if the sale of the cold storage business precedes the sale of the remainder of the Company's assets). The continuing operations of the Company are the Engineering, Construction and Consulting business.

     Revenue and income from discontinued operation are as follows:

                                                     Three Months Ended
                                                          March 31,
       (in thousands)                                2000          1999
                                                     ----          ----
       Revenue                                     $10,693       $11,442
       Operating income                              1,708         1,956
       Income tax expense                              598             -
                                                   -------       -------
       Income from discontinued operation          $ 1,110       $ 1,956

     Net assets from discontinued operation are as follows:

                                                  March 31,    December 31,
                                                    2000          1999
                                                    ----          ----
       (in thousands)
       Cash                                       $  2,186      $  1,864
       Other current assets                          5,402         5,933
       Property plant and equipment, net           109,484       110,108
       Other assets                                  6,289         4,848
       Current liabilities                          (1,386)       (1,201)
       Deferred taxes                              (10,294)       (9,442)
                                                  --------      --------
       Net assets of discontinued operation       $111,681      $112,110
                                                  ========      ========

(E) Basic earnings per share for the three months ended March 31, 2000 and 1999 were computed based on the weighted- average number of common shares outstanding during the period of 14,218,800 and 13,052,578, respectively. For the three months ended March 31, 2000, dilutive potential common shares of 1,139,511 relating to stock options were not included in the computation of diluted earnings per share since all options outstanding have an exercise price greater than market value. For the three months ended March 31, 1999, dilutive potential common shares of 986,046 relating to stock options were not included in the computation of diluted earnings per share since their effect would be antidilutive.

(F) The Company had a valuation allowance of $17.1 million at March 31, 2000 and $16.0 million at December 31, 1999 for the deferred tax assets related to net operating loss carryforwards. The valuation allowance at March 31, 2000 comprises $2.7 million relating to U.S. net operating losses, $11.8 million relating to state net operating loss carryforwards and $2.6 million relating to the loss carryforwards of international subsidiaries.

(G) Pension related items, which reduced operating costs, were $5.3 million for the quarter ended March 31, 2000 compared to $3.3 million for the same period in the prior year. These items increased net income by $3.2 million, or $0.22 per share for the quarter ended March 31, 2000, compared with $2.0 million, or $0.15 per share for the same periods in 1999. Pension related items include a net pension credit for the Company's domestic subsidiaries and a net pension cost for its foreign subsidiaries. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

(H) Under the 1995 Stock Option Plan, as of March 31, 2000, nonqualified options for 523,000 shares were outstanding and options for 434,125 shares were exercisable. For the three months ended March 31, 2000, no options were exercised, 11,250 options were canceled and no options were accelerated.

     Under the Stone & Webster, Incorporated Long-Term Incentive Compensation Plan (the "1998 Plan") as of March 31, 2000, options for 546,000 shares were outstanding and 195,542 options were exercisable. For the three months ended March 31, 2000, no options were exercised, 109,750 options were canceled, and no options were accelerated. Comprehensive income (loss) was $7.8 million and $(58.4) million for the quarters ended March 31, 2000 and 1999, respectively. Other comprehensive income consists of translation adjustments of $0.6 million and $0.3 million for the quarters ended March 31, 2000 and 1999, respectively.

(I) Certain financial statement items have been reclassified to conform to the current presentation.

(J) Although the Company continues to have possible liabilities related to environmental pollution and other legal actions, management believes, on the basis of its assessment of these matters, including consultation with counsel, that none of these pending legal actions nor such possible liabilities will result in payments of amounts, if any, that would have a material adverse effect on the Company's financial position, results of operations or earnings per share calculations.

     The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The Company has obtained approval from the owner to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project. Had the TPPI project been cancelled as of March 31, 2000, and if resale of the olefins plant was unlikely to be completed, the Company would have recorded a pre-tax charge of $78.6 representing project working capital plus current procurement commitments, net of the estimated salvage value of procured equipment and materials. On a similar basis, the pre-tax charge would have been $72.3 million in 1999. The TPPI project is included in the Company's backlog in the amounts of $399.6 million and $426.0 million, respectively, at March 31, 2000 and 1999.

     The first quarter 2000 results include operating income of $12.9 million from a settlement reached on an international project, which settlement reduces amounts expected to be paid by the Company to the customer. The 1999 first quarter results reflected provisions of $74.2 million to cover completion costs for two international projects, one of which was the project for which a settlement was reached in the current quarter. Management believes that it has valid contractual and equitable grounds for change orders providing additional compensation under the other project. The Company has or expects to submit claims greater than losses incurred to date.

     A joint venture, in which the Company is a 50 percent owner, has submitted claims to recover approximately $115.0 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The joint venture has been notified of claims of approximately $62.0 million which have been submitted by a subcontractor who has filed for arbitration. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture to its client. The Company believes that current reserves are adequate to cover these claims, and has not recognized any contract revenue in anticipation of recovery on its claims. In 1997, the Company recognized losses of $25.8 million related to this contract.

     The Company recognized approximately $35.0 million in revenue in 1998 for change orders that have not yet received client approval, which in management's judgment, is a conservative estimate of the probable amount to be realized.

(K) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB agreed to defer the effective date of the Statement for one year. The Statement is now effective for fiscal years beginning after June 15, 2000. The Company will adopt the new standard by January 1, 2001. Management is evaluating the impact this Statement may have on the Company's financial statements.

     In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. The Company is in the process of assessing the impact of this SAB and does not anticipate this having a material effect on the consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

                 Stone & Webster, Incorporated and Subsidiaries
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Stone & Webster, Incorporated and Subsidiaries (the "Company") for the periods noted. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report on Form 10-K/A. Unless noted otherwise, earnings per share calculations disclosed are basic and diluted.

Results of Operations

For the quarter ended March 31, 2000, the Company reported net income of $7.2 million or $0.51 per share, compared with a net loss of $58.7 million or $4.50 per share for the same period last year. Operating income was $10.8 million compared with an operating loss of $69.4 million, respectively, for the quarters ended March 31, 2000 and 1999. The first quarter 2000 results include operating income of $12.9 million from a settlement reached on an international project, which settlement reduces amounts expected to be paid by the Company to the customer. The 1999 first quarter results reflected provisions of $74.2 million to cover completion costs for two international projects, one of which was the project for which a settlement was reached in the current quarter.

Engineering, Construction and Consulting revenue was $414.3 million, a 63 percent increase from the first quarter 1999 reported revenue of $254.7 million. The increase in revenue was primarily due to higher revenues in the Power division and also due to the effect of the $74.2 million job provision that was offset against revenue in 1999. New orders were $188.0 million compared with $148.8 million for the first quarter of 1999. Backlog was $2.4 billion compared with $2.6 billion at December 31, 1999.

                                                       Three Months
                                                      Ended March 31,
                                                      2000      1999
 Basic and diluted earnings per share from:
   Continuing operations                             $0.21     $(4.80)
   Pension related items                              0.22       0.15
                                                     -----     ------
   Ongoing operations                                 0.43      (4.65)
   Discontinued operations                            0.08       0.15
                                                     -----     ------
   Basic and diluted earnings per share              $0.51     $(4.50)
                                                     =====     ======

Pension related items reduced operating costs by $5.3 million for the quarter ended March 31, 2000. The pension credit is the result of a plan that is funded in excess of the projected benefit obligation, which is primarily due to favorable asset performance.

The Trans-Pacific Petrochemical Indotama ("TPPI") project remains suspended pending resolution of financing issues by the client. The Company has obtained approval from the owner to resell or use committed materials and procured equipment to reduce costs of project suspension. The Company has also had substantive discussions with potential purchasers of the olefins plant which constitutes the majority of the Company's scope for the project. Had the TPPI project been cancelled as of March 31, 2000, and if resale of the olefins plant was unlikely to be completed, the Company would have recorded a pre-tax charge of $78.6 representing project working capital plus current procurement commitments, net of the estimated salvage value of procured equipment and materials. On a similar basis, the pre-tax charge would have been $72.3 in 1999. The TPPI project is included in the Company's backlog in the amounts of $399.6 and $426.0, respectively, at March 31, 2000 and 1999.

A joint  venture,  in which the  Company is a 50 percent  owner,  has  submitted claims to recover approximately $115.0 million in connection with scope and specification changes on a major petrochemical project in the Middle East. The joint venture has been notified of claims of approximately $62.0 million which have been submitted by a subcontractor who has filed for arbitration. Substantially all of the subcontractor's claims have been included in the claims submitted by the joint venture to its client. The Company believes that current reserves are adequate to cover these claims, and has not recognized any contract revenue in anticipation of recovery on its claims. In 1997, the Company recognized losses of $25.8 million related to this contract.

The Company recognized approximately $35.0 million in revenue in 1998 for change orders that have not yet received client approval, which in management's judgment, is a conservative estimate of the probable amount to be realized.

Engineering, Construction and Consulting business orders and backlog for the three months ended March 31, 2000 and 1999 were (in thousands):

                                                      Three Months
                                                     Ended March 31,
                                                   2000          1999
     Beginning backlog                          $2,601,969    $2,636,166
     Orders                                        187,990       148,833
     Revenue                                      (414,337)     (254,656)
                                                ----------    ----------
     Ending backlog                             $2,375,622    $2,530,343
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

General and Administrative Expenses, Other Income (Expenses) and Income Taxes

General and administrative expenses for the quarter ended March 31, 2000 were $16.6 million compared with $16.7 million for the same period in 1999. Net interest expense for the quarter ended March 31, 2000 was $0.4 million compared to net interest expense of $1.3 million for the same period in 1999.

Financial Condition

Company officials were recently notified of an unanticipated cost overrun on a key project by a major subcontractor related to estimates to complete work during the first half of 2000. As a result of this information, the Company subsequently conducted a thorough review of this project and, based on this review, recorded a provision of $27.5 million to complete work on the project, and its 1999 financial statements were revised for such matter.

As a result of the  liquidity  problems  created  by the  unanticipated  project overrun, coupled with previously reported operating losses, the Company accelerated its discussions with potential lenders and strategic partners to provide interim and long-term financing. In addition, the Company initiated substantive discussions regarding possible strategic transactions that may result in the sale of all or part of its engineering and construction business, and is continuing to pursue the sale of its Nordic Refrigerated Services business as planned. The Company also initiated discussions with certain subcontractors with regard to extended payment terms.

The issuance of a modified opinion by the Company's independent public accountants in connection with their audit of the consolidated financial statements of the Company for the year ended December 31, 1999, is a default under its recently extended credit facility. The Company has received a waiver related to this default and certain other matters from its principal bank lenders until May 31, 2000 and is in discussion with the agent bank for such bank lenders for further extension of the waiver.

On May 8, 2000, the Company signed a letter of intent to sell substantially all of its assets in exchange for $150.0 million in cash and stock, and the assumption of substantially all of the Company's liabilities shown on its March 31, 2000 balance sheet, standby letters of credit, and its liabilities under a new credit facility entered into on May 9, 2000 pursuant to which up to $50 million of credit is being made available to the Company. The $50.0 million credit facility is intended to enable the Company to address its current liquidity difficulties and continue to operate its business until the asset sale is consummated.

In addition, the Company, as a condition to the proposed sale of its assets, intends to seek bankruptcy court approval of the asset sale. Accordingly, the Company intends to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code following the execution of a definitive sale agreement, which is expected to occur by early June 2000. The proposed asset sale transaction is conditioned on completion of due diligence by the purchaser, negotiation and execution of a definitive agreement, approval under Hart-Scott-Rodino Act, and other customary conditions. The letter of intent contemplates that the purchaser may not assume liabilities associated with certain of the Company's existing contracts, which contracts, will not be identified until after completion of due diligence.

Completion of the sale will likely result in the recognition of a substantial loss since the net book value of the Company's assets is currently more than $300.0 million. Determination of the amount of the loss is not reasonably possible at this time until after negotiation of a definitive sale agreement and completion of the competitive bid process provided for under Chapter 11.

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

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. The Company is in the process of assessing the impact of this SAB and does not anticipate this having a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.


Forward-Looking Information
---------------------------

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Any of the statements or comments made in this From10-Q that refer to the Company's estimated or future results are forward -looking and reflect the Company's current analysis of existing trends and information. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the energy, power and environmental industries, the uncertain timing of awards and contracts, changes in regulatory environments, changes in project schedules, changes in trade, monetary and fiscal policies world-wide, currency fluctuations, outcomes of pending and future litigation, protection and validity of patents and other intellectual property rights, increasing competition by foreign and domestic companies and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART II.  Other Information
Item 5.   Other Information


On or about May 8, May 9 and May 11, 2000, three purported class action lawsuits, one encaptioned Adele Brody v. Stone & Webster, Incorporated, et al, 00 CV 10874RCL, a second encaptioned Fred Dubois, Jr., vs. Stone & Webster, Incorporated, et al, 00 CV 10883CL, and one captioned Albert A. Blank vs. Stone & Webster, Incorporated, et al, 00 CV 10926RCL (collectively the "Complaints") were filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers and directors. The Complaints allege, among other things, that during the purported class period, from April 27, 1999 to April 28, 2000, the Defendants issued materially false and misleading statements and failed to disclose purportedly material information concerning the Company's financial results and overstated the Company's revenues and earnings and violated generally accepted accounting principles in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek an unspecified amount of damages, interest, attorney's fees, expert fees and other costs. The Defendants intend to vigorously defend against the Complaints.



Item 6.  Exhibits and Reports on Form 8-K


                 Stone & Webster, Incorporated and Subsidiaries
                        Exhibits and Reports on Form 8-K.


(a)  Exhibit Index

     (4)  Instruments  defining  the  rights  of  security  holders,   including
          indentures.

          As of March 31, 2000, registrant and its subsidiaries had outstanding long-term debt (excluding current portion) totaling approximately $19.0 million, principally in connection with a mortgage relating to real property for a subsidiary's office building and in connection with capitalized lease commitments for the acquisition of certain office equipment. None of these agreements are filed herewith because the amount of indebtedness authorized under each such agreement does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis; the registrant hereby undertakes to furnish copies of such agreements to the Commission upon request.


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

                                       STONE & WEBSTER, INCORPORATED




                                       By: /S/   THOMAS L. LANGFORD
Dated:  May 15, 2000                       -------------------------------------
                                           Thomas L. Langford
                                           Executive Vice President
                                           (Duly authorized officer and
                                            principal financial officer)